Form 10-K
period 2021-12-31
Fresh Vine Wine, Inc.
filed 2022-03-31
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-41147

FRESH VINE WINE, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

505 Highway 169 North, Suite 255

Plymouth, MN 55441

(Address and Zip Code of principal executive offices)

(Registrant’s telephone number, including area code): (855) 766-9463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	VINE	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The registrant was not a public company as of June 30, 2021, the last day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The registrant’s common stock began trading on the NYSE American on December 14, 2021.

As of March 31, 2022, Fresh Vine Wine, Inc. had 12,451,864 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in this report under the caption “Risk Factors.”

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this report represent our views as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

●	our ability to hire additional personnel and to manage the growth of our business;

●	our ability to continue as a going concern;

●	our reliance on our brand name, reputation and product quality;

●	our ability to adequately address increased demands that may be placed on our management, operational and production capabilities.

●	the effectiveness of our advertising and promotional activities and investments;

●	our reliance on celebrities to endorse our wines and market our brand;

●	general competitive conditions, including actions our competitors may take to grow their businesses;

●	fluctuations in consumer demand for wine;

●	overall decline in the health of the economy and consumer discretionary spending;

●	the occurrence of adverse weather events, natural disasters, public health emergencies, including the COVID-19 pandemic, or other unforeseen circumstances that may cause delays to or interruptions in our operations;

●	risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;

●	the impact of COVID-19 on our customers, suppliers, business operations and financial results;

●	disrupted or delayed service by the distributors we rely on for the distribution of our wines;

●	our ability to successfully execute our growth strategy, including continuing our expansion in the direct-to-consumer sales channel;

●	quarterly and seasonal fluctuations in our operating results;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;

●	our ability to operate, update or implement our IT systems;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	our potential ability to obtain additional financing when and if needed;

●	Nechio & Novak, LLC’s significant influence over us;

●	the potential liquidity and trading of our securities; and

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

This Annual Report on Form 10-K includes market data and forecasts with respect to the wine industry. We have obtained this market data and certain industry forecasts from various independent third-party sources, including industry publications, reports by market research firms, surveys and other independent sources. Some data and information is based on management’s estimates and calculations, which are derived from our review and interpretation of internal company research and data, surveys and independent sources. We believe the data regarding the industry in which we compete and our market position and market share within this industry generally indicate size, position and market share within this industry; however, this data is inherently imprecise and is subject to significant business, economic and competitive uncertainties and risks due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this report. Although we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Risk Factor Summary

An investment in our common stock involves a high degree of risk. Any of the factors set forth under “Risk Factors” may limit our ability to successfully execute our business strategy. You should carefully consider all of the information set forth in this report, and, in particular, you should evaluate the specific factors set forth under “Risk Factors” in deciding whether to invest in our common stock. Among these important risks are the following:

●	We have a limited operating history and have generated limited revenue to date.

●	We need to hire additional personnel.

●	The success of our business depends heavily on the strength of our wine brand.

●	If our business grows, it will place increased demands on our management, operational capabilities, and supply chain requirements that we may not be able to adequately address.

●	Our advertising and promotional investments may affect our financial results but not be effective.

●	We rely on celebrities and affinity-based promotions to endorse our wines and market our brand.

●	We rely heavily on third-party suppliers and service providers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements or on a cost-effective basis.

●	We face significant competition with an increasing number of products and market participants that could materially and adversely affect our business, results of operations and financial results.

●	Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space and may have a material adverse effect on our business, results of operations and financial results.

●	A reduction in consumer demand for wine, which may result from a variety of factors, including demographic shifts and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial results.

●	Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on our distributors that resell alcoholic beverages in all states in which we do business. A significant reduction in distributor demand for our wines would materially and adversely affect our sales and profitability.

●	Our marketing strategy involves continued expansion into the direct-to-consumer channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges could negatively affect our sales in these channels and our profitability.

●	A failure to adequately prepare for adverse events that could cause disruption to elements of our business, including our supply of juice, blending, inventory aging or distribution of our wines could materially and adversely affect our business, results of operations and financial results.

●	Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines, which could materially and adversely affect our business, results of operations and financial results.

●	If we are unable to obtain adequate supplies of premium juice from third-party juice suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, results of operations and financial condition.

●	If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies, or if there is an increase in the cost of the commodities or products, our profitability, production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.

●	The COVID-19 pandemic has affected our customers, our suppliers and our business operations, and the duration and extent to which this and any future global health pandemics will impact our business, results of operations and financial results in future periods remains uncertain.

●	As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

●	Our current executive management has limited direct experience in satisfying public company reporting requirements and we must implement additional finance and accounting systems, procedures and controls in order to satisfy such requirements, which will increase our costs and divert management’s time and attention.

●	Based on its ownership, Nechio & Novak, LLC has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

PART I

ITEM 1. BUSINESS.

Overview

We are a producer of low carb, low calorie premium wines in the United States. Founded in 2019, our wines have rapidly gained visibility, credibility, and a loyal national customer base. We craft and bottle all of our wines in Napa Valley, which makes us a premier premium option in the rapidly growing “better for you” category of wines. Offering bold, crisp, and creamy wines that embody health, warmth, and a deeper connection to wellness and an active lifestyle, we offer a unique and innovative collection of today’s most popular varietals. Our varietals currently include our Cabernet Sauvignon, Chardonnay, Pinot Noir, and Rosé, as well as a limited Reserve Napa Cabernet Sauvignon. We intend to further expand our portfolio of product offerings in the future. Our wines are strategically priced between $15 and $22 per bottle — price points that support a premium product strategy, appeal to mass markets, and allow us to offer significant value across all consumer distribution channels. Nina Dobrev and Julianne Hough are two of our co-founders.

Our wines are exclusively focused on the affordable luxury segment, the fastest growing segment of the wine market according to IWSR, addressing the largest wine drinking segment in the $340 billion world-wide wine market, in which United States consumers spent $53 billion in 2020 for wine produced in the U.S., with an additional $16 billion spent on imported wines in the U.S. Importantly, our wines stand out in the luxury wine market because they address our target demographic customer base’s preference for a low-calorie, low-carb, gluten-free product, while concurrently delivering the quality and taste profile of a premium wine brand. This allows us to position our wines in the rapidly emerging “better for you” segment that seeks to appeal to consumers’ emphasis on a healthy lifestyle. While we believe our product offerings have mass appeal among all consumers of affordable luxury wines, we have positioned the Fresh Vine Wine brand as a complement to the healthy and active lifestyles of younger generation wine consumers.

We do not own or operate any vineyards. Instead of cultivating our own grapes, we currently use Fior di Sole, a third-party supplier, to source bulk juice made from grapes. This allows us to leverage our supplier’s broad network of vendor relationships and purchasing power to negotiate favorable cost structures. Because our supplier procures product inputs on our behalf, including bulk juice, we do not currently engage directly with grape growers (“growers”) or bulk distributors of juice (“bulk distributors”). As a result, we have limited front-end supply chain visibility. This is a strategy by design that we believe provides us with access to diversified growers and bulk distributors, which reduces our reliance upon any single vendor and mitigates our exposure to droughts, wildfires, spoilage, contamination and other supply side risks common to the wine industry.

Our supplier procures grapes and/or juice for our existing varietals from California. This juice is then stored in bulk in Napa until time of production, at which point it is made available for blending and bottling processes at our Napa Valley production and bottling facility. This is significant in that both blending and bottling must occur within Napa to be considered a Napa wine — a distinctive product attribute that adds significant value to our brand in the eyes of consumers. However, wine produced by the Company will only be labelled with a Napa Valley appellation of origin if it is produced from grapes grown in the Napa Valley American Viticultural Area (AVA). The labels for the Company’s existing wines identify California as the appellation of origin.

Our sales channels include wholesale, retail, and our direct-to-consumer (DTC) ecommerce channels. We are able to conduct wholesale distribution of our wine in all 50 states and Puerto Rico and licensed to sell through the DTC channel in 42 states. Our wholesale distribution network includes approximately 20 distributors, including distribution agreements with Southern Glazer’s Wine and Spirits, Johnson Brothers, and Republic National Distributing Company (RNDC), which are widely considered to be the world’s preeminent distributors of beverage alcohol. We have placed our wines directly in-stores of major retailers including: Hy-Vee, Food Lion, Lund’s & Byerly’s, Total Wine, 7-11, and Walgreens, among others.

Our direct to consumer (DTC) channel enables us to sell wine directly to the consumer at full retail prices, currently ranging from approximately $15-$22 per bottle. Although these prices are consistent with our suggested retail prices (SRPs), we incur two mark-ups of approximately 30% each for our distributor and retail partners when selling wine through our wholesale distribution channel, therefore directly reducing our revenue and margins. Because the DTC channel provides significantly higher margins than sales generated through wholesale distributors, we intend to further invest in DTC capabilities to ensure it remains an integral part of our business. We also believe continued investment in DTC technologies and capabilities are critical to maintaining an intimate relationship with our customers, which is becoming increasingly digital. While revenue generated from the sale of wine to United States consumers has been growing at mid-single digit compound annual growth rates over the last several years, revenue from United States wine sales in the lucrative DTC sales channel grew over 27% by volume in 2020, its largest increase ever. Within the United States DTC sales channel, shipments of wine priced under $30 per bottle grew by 41.6% in 2020, and approximately $3.7 billion of revenue was generated by the overall DTC market in the United States.

In addition, we are now selling through alternative DTC sales platforms, such as ecommerce marketplaces, product aggregators and virtual distributors, all of which have experienced significant recent growth, as well as sales through home delivery services. IWSR reports an 80% increase in the value of ecommerce alcohol sales overall in 2020 as compared to 2019, and aggregators and virtual distributors, have such as Drizly, Go Puff, and Wine.com, have reported 350% and 115%, respectively, in 2020 as compared to 2019.

Our Strengths

Differentiated Product Offerings — Premium, Napa Valley Wines within the “Better For You” Segment

We offer wines that are differentiated from those sold by other wine producers operating within the better-for-you segment of the affordable luxury category based on our premium quality, our association with an award winning winemaker and our Napa Valley based production.

●	Premium Wines. Premium wines are differentiated from other varietals based on consumers’ perception and expectation that they are of exceptional quality. We have developed a proprietary winemaking process that produces superior quality and taste in the affordable luxury wine category based on consumer preferences data, direct consumer feedback and careful market research. Importantly, our current wines stand out in the luxury wine market because they address consumers’ growing preference for a less-calorie, less-carb, less sugar and gluten-free option, while concurrently delivering the quality and taste profile of a premium wine brand.

●	Award-Winning Winemaker. We conducted an international search to find an accomplished winemaker who shared the Fresh Vine Wine vision and have entered into an agreement with Jamey Whetstone, an established, award winning winemaker from Napa Valley, to develop our wines. Consulting with the Fresh Vine Wine brand compliments Mr. Whetstone’s lifestyle as an active surfer, skier, and all-around outdoorsman. His passion for winemaking is mirrored by his passion for adventure, and he too wanted to create a better-for-you wine that customers can be proud to bring to the table for any occasion. We believe it is unique for a high-profile winemaker like Mr. Whetstone to attach his name and reputation to a brand in the better-for-you wine segment, and we believe that Mr. Whetstone’s association with our brand increases consumer awareness and speaks to the quality of our varietals.

●	Produced and Bottled in Napa Valley. Importantly, we are able to market our wines as being produced and bottled in Napa Valley, California. We believe that this designation impacts consumption decisions of many wine drinkers, as Napa Valley-produced wines are considered by many to be a sign of superior quality. However, wine produced by the Company will only be labelled with a Napa Valley appellation of origin if it is produced from grapes grown in the Napa Valley American Viticultural Area (AVA). The labels for the Company’s existing wines identify California as the appellation of origin. Currently, this only applies to our Reserve wine.

Capital-Efficient and Scalable Operational Structure

We have strategically structured our organization and operations to minimize our capital investment requirements while maintaining flexibility to rapidly scale our production capabilities to meet consumer demands. We do this by utilizing our internal capabilities while leveraging a network of reputable third-party providers with industry experience and expertise that we use to perform various functions falling outside our internal core competencies.

Production and Bottling on an Alternating Proprietorship Basis

We contract with Fior di Sole, an industry leading packaging innovation and wine production company based in Napa Valley, California, to serve as a “host winery” and to occupy a portion of its production and warehouse facility and utilize its production equipment on an alternating proprietorship basis. Under this arrangement, we use capacity at Fior di Sole’s production facility at times mutually convenient to us and Fior di Sole to produce and bottle our wines for an initial set-up fee and a recurring monthly fee. Fior di Sole is responsible for keeping its production equipment in good operating order. When the alternating Premises is operated by or used on behalf of our Company, it is operated pursuant to our federal basic permit and California winegrower’s license. Under the agreement, we are solely responsible for managing and conducting our own winemaking activities and we make all production decisions relating to our wines. However, we may request use of Fior di Sole’s personnel to perform crush, fermentation, blending, cellar, warehousing, barrel topping and/or bottling services for additional fees. This arrangement has allowed us to commence our operations and build the Fresh Vine Wine brand without having to incur the considerable overhead costs involved with the purchase or full time lease of a production facility. The term of the agreement commenced in July 2019, had an initial term of one year and automatically renews for additional one-year terms unless either party provides 90 days written notice to the other of its intent to terminate at the end of the then current term. Either party may terminate the agreement upon 30 days written notice if the other party is in violation of any law or regulation that renders it impossible to perform its obligations under the agreement for a period of greater than 30 days, makes an assignment for the benefit of creditors or files for bankruptcy protection, or is in material breach of its obligations under the agreement and such failure to perform is not cured within 30 days of written notice from the other party. We believe we have sufficient capacity under our current agreement or with alternative suppliers to increase production to meet increased consumers’ demand for our wines.

Fior di Sole also provides us with bulk juice and blends, finishes, bottles, stops, labels and packages our wine, which reduces our internal overhead expenses and allows us to benefit from that company’s increased purchasing power. Fior di Sole provides these services on a purchase order basis, which purchase orders are subject to the parties’ mutual agreement and governed by a Custom Winemaking and Bottling Agreement. This agreement outlines the schedule for placing orders, the responsibility and schedule for delivery of production materials, procedures for establishing the wine bottling date and delivery date. We are required to remit 20% of the amount due for wine produced, bottled and packaged pursuant to this agreement upon our submission of a purchase order. The payment advance is used by Fior Di Sole to reserve or procure materials on our behalf with additional vendors for bottles, boxes, corks, labels, juice, and other inputs. We, or our winemaker on our behalf, oversees the production at the winery approves all components and aspects of the production process. The balance of the amount due for wine produced, bottled and packaged (the remaining 80%) is due following our quality review and acceptance of the finished product.

The ability and willingness of Fior di Sole to supply and provide services to us pursuant to purchase orders delivered under the Custom Winemaking and Bottling Agreement may be affected by competing orders placed by other companies, the demands of those companies or other factors. If Fior di Sole becomes unable or unwilling to supply and provide services to us, we believe we can obtain comparable supplies and services from alternative suppliers. However, there can be no assurance that alternative suppliers will be available when required on terms that are acceptable to us, or at all, or that alternative suppliers will allocate sufficient capacity to us in order to meet our requirements.

Licensing, Tax and Regulatory Compliance

We have contracted with a third-party to manage our regulatory licensing and compliance activities. We and maintain licenses that enable us to distribute our wine to all 50 states, and to sell direct-to-consumer from our e-commerce website in 42 states. We currently utilize software tools available to the industry and work with our license compliance service provider to navigate and manage the complex state-by-state tax and other regulations that apply to our operations in the beverage alcohol industry. This has enabled us to expand our operations and grow our revenue while reducing the administrative burden of tax compliance, reporting and product registration.

Through selective recruiting and hiring, we have also built these capabilities internally; we increasingly perform these activities in-house. This allows us to operate with greater control and responsiveness over regulatory licensing and compliance requirements, ensuring that our brand and each of its underlying varietals is properly licensed across state and federal levels.

We believe that leveraging our network of supply chain and compliance partners, consultants and service providers enables us to avoid potential costly and lengthy delays on nearly every aspect of our business, from grapes to packaging materials, and will accelerate our return on capital due to our limited need to procure expensive equipment, real estate, and other capital intensive resources. We believe we are well-positioned to add to or adjust the composition of our provider network as required to serve the needs of our business.

Sales and Marketing Strategy

We believe we bring a unique sales and marketing approach that will increase the visibility of our brand and product offerings to our target consumers.

Multi-Channel Marketing Approach

Today’s consumers interact with brands through many channels, from traditional media to social media and other digital channels, and through various in-person and online purchasing methods. In order to build the visibility of our brand and create a grassroots consumer following to support our DTC distribution channel, we have employed a strategic multichannel marketing approach that we believe allows us to engage with our target consumers on their terms to expand and deepen their recognition of our brand. In addition to other mass market promotional activities, our marketing strategy also utilizes modern techniques, efficiency measures, and channels not commonly seen in the wine industry, including a combination of social media lifestyle and wine influencer activities, through which brand ambassadors or “influencers” may conduct promotional activities through the Company’s or their own social media channels including, but not limited to, Twitter, Facebook, Instagram, Snapchat, YouTube and Pinterest, among others.

Celebrity-based Affinity

Recent years have seen a rise in the creation of celebrity owned and/or endorsed alcoholic beverage brands, which utilizes fans’ affinity towards celebrities to promote their product offerings ad drive sales. We are positioned to take advantage of this trend based on the popularity of Nina Dobrev and Julianne Hough, two of our co-founders, each of whom served on our board of directors prior to our initial public offering.

In March 2021, we entered into five-year license agreements with Ms. Dobrev and Ms. Hough, who have a collective following of approximately 30 million people on their Instagram social media platforms alone, pursuant to which they actively promote our business and varietals of wine. Under these license agreements, each has also granted us a license to use her pre-approved name, likeness, image, and other indicia of identity, as well as certain content published by her on her social media or other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our varietals of wine and marketing materials. Ms. Dobrev and Ms. Hough have agreed, subject to certain exceptions, not to grant any similar license or render services of any sort on behalf of or in connection with any party in the wine category anywhere in the world during the term of her agreement, other than with respect to Company. The license agreements are scheduled to expire in March 2026. However, the license agreements to provide that each of Ms. Dobrev and Ms. Hough will have the right to terminate her agreement if as of the end of calendar year 2023, we have not achieved at least $5.0 million in EBITDA in either fiscal 2022 or fiscal 2023. See “Certain Relationships and Related Party Transactions — License Agreements with Nina Dobrev and Julianne Hough.”

We also enjoy support from several other celebrity influencers who have supported our brand without any agreement or obligation to do so. Together with celebrity brand ambassadors, our marketing efforts have produced highly visible content, including multiple billboards on the Sunset Strip in Los Angeles, promotions in connection with the opening of Resort World Casino in Las Vegas, product placements in major sports venues and coverage in various print and television media.

Professional Sports Sponsorships

We have entered into sponsorship agreements with professional sports organizations and venues spanning all four major United States professional sports leagues, which support our commitment and outreach to consumers focused on active and healthy lifestyles, including agreements with the following organizations and/or their affiliates:

●	Washington Capitals (NHL) and Washington Wizards (NBA)

●	Tampa Bay Rays (MLB)

●	Washington Commanders (NFL)

●	Los Angeles Chargers (NFL)

These sponsorship arrangements generally provide us with advertising placements at the stadiums and arenas during sporting and concert events, as well as specified media and other advertising and promotional benefits, in exchange for our payment of annual sponsorship fees, including at the following venues:

●	Capital One Arena in Washington DC (home to the Washington Capitals, Washington Wizards and Georgetown University basketball teams)

●	Tropicana Field in Tampa, Florida (home of the Tampa Bay Rays)

●	A1 Lang Stadium (home of the Tampa Bay Rowdies, a USLC men’s professional soccer team)

●	Charlotte Sports Park (the Tampa Bay Rays Spring Training facility)

●	FedEx Field in the Washington, DC metropolitan area (home of the Washington Commanders)

●	SoFi Stadium in Inglewood, California, (in connection with Los Angeles Chargers home games

Although in-venue sponsorship opportunities were limited during 2020 and 2021 due to the COVID-19 pandemic, we believe these sponsorships will increase our brand awareness and demand for our wines going forward by reaching mass in-person audiences attending sporting events. In addition, several of our sponsor venues include our wines in their stadium concession offerings; however they are not required to do so under the terms of our sponsorship agreements. As part of our strategic marketing efforts, we intend to pursue additional sponsorship opportunities with other sports organizations and venues.

Labelling and Innovative Packaging Initiatives

We believe wine labelling can have a big impact on consumers’ purchasing practices. We conduct market research to validate the consistency of our wine labels with our brand narrative. Packaging also continues to be a key driver of brand perception, and we are exploring “active lifestyle packaging” alternatives to traditional bottling that provides an opportunity for our customers to enjoy Fresh Vine Wines in non-traditional settings now and for future years, including bottles with screw-off caps, aluminium cans, and smaller size bottles and cans that can be taken on-the-go and are ideal for in-store point of purchase sales.

Food and Beverage Industry Experience

Our executive team operates with a focus on human capital management with a firm belief that quality people, with proven track records can produce quality results. Our leadership team is made up of five multi-disciplinary executives with a proven track record of successfully launching, growing, and operating companies of all sizes and across industries. Supporting this leadership team are deeply skilled individuals in key disciplines.

●	As a former Anheuser-Busch InBev executive, Rick Nechio, our President and one of our co-founders, brings a twenty-two year track record in the adult beverage industry and is a pioneer in the better-for-you wine category. Mr. Nechio’s vision for Fresh Vine Wine has been to offer unprecedented commitment to quality within our category of wines, and he has been key in the development of our brand and our sales and marketing strategies to date.

●	Our Chief Operating Officer, Janelle Anderson, has more than 15 years of experience in the Consumer Products & Goods (CPG) industry, where she worked specifically within the food and beverage space as a marketing executive. With a specific focus on shopper marketing, Ms. Anderson’s experience have played a critical role in influencing our customer messaging and marketing strategies.

Consulting Agreement with Whetstone Consulting

On June 12, 2019, we entered into a consulting agreement with Whetstone Consulting, through which our winemaker, Jamey Whetstone, does business, which agreement was subsequently amended on May 15, 2020 and amended and restated on March 16, 2021. As amended and restated, the agreement provides the Company with ownership and intellectual property protections for Inventions (as defined therein) conceived, made or reduced to practice by Whetstone Consulting that relate to the services provided to the Company. In addition, Whetstone Consulting has agreed, for a period of one year following termination of the agreement, not to directly or indirectly engage or invest in, be employed by, lend credit to, receive compensation from or render services or advice to any person engaged in a Competing Business located within a twelve-mile radius of a specified Napa, California address. For such purposes, a “Competing Business” means any business relating to the development, manufacture, marketing and distribution of any product that competes with any low calorie and/or low sulphite wine products sold or substantially under development by the Company during the one-year restricted period. The agreement does not restrict the acquisition, operation, management, consulting, or other commercial activity by Whetstone Consulting, directly or indirectly in or with a winery, brewery, spirits, or other alcoholic beverage industry business not concerning “low calorie” or “low sulphite” products or services. The agreement also contains non-solicitation restrictions applicable to clients, customers, suppliers, licensors, and employees for a period of one year follow the agreement’s termination, subject to certain exceptions.

As partial compensation for Whetstone Consulting’s services to us under the original agreement, we issued Whetstone Consulting 100,000 units representing membership interests in Fresh Grapes, LLC, which represent 619,343 shares on a post-LLC Conversion basis. In addition, under the amended and restated agreement, we pay Whetstone Consulting $5,000 per month. Such monthly compensation will be offset by any distributions made to Whetstone Consulting on account of its equity interest in the Company, of which there have been none to date.

The amended and restated agreement had an initial one-year term which expired March 16, 2022, and renews automatically for successive one-year periods unless either party provides advance notice of non-renewal to the other. Whetstone Consulting may terminate the agreement at any time by giving us written notice at least 30 days prior to the termination date. We may terminate the agreement at any time. If we terminate the agreement for “Cause,” as such term is defined in the agreement, Whetstone Consulting is obligated to transfer back to us all of the equity interests in our Company that he received under the original agreement.

Related party services

In October 2021, we entered into a service agreement with a related party in the wine industry to provide representation and distribution services. Under this agreement, we receive a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the related party’s product sold. The term of the agreement is one year and will automatically renew for additional one-year periods until terminated by either party with thirty days prior written notice.

Our Strategy for Growth

We expect to deliver meaningful increases in stockholder value by executing the following strategies to gain brand and product visibility and increase sales and market share:

●	Continuing to establish brand visibility, awareness and credibility through mass and micro marketing tactics and association with other strong brands, including sports organizations, celebrities, influencers and top tier winemakers, among others. These will range from organic to paid media.

●	Continuing to build grass roots demand through high visibility sales and marketing activities that promote high margin DTC and home delivery sales channels, including continued investment in DTC technologies and capabilities that are critical to maintaining an intimate relationship with consumers.

●	Expanding our U.S.-based wholesale and retail distribution network by leveraging our product and brand differentiation, the emerging better-for-you category and to provide distribution partners with a differentiated value proposition.

●	Pursuing distribution of our wines internationally.

●	Embracing disruptive technologies and customer trends, and exploring and expanding partnerships with other organizations investing in customer-centric technologies, such as home delivery, third party wine clubs and evolving alternative DTC purchasing methods, such as ecommerce marketplaces, product aggregators and virtual distributors.

●	Expanding and strengthening key supply chain relationships, including with current and juice suppliers, bottlers, materials suppliers, and dry goods suppliers, to establish a diversified portfolio of partners across all areas of our supply chain and to maintain effective capital management.

●	Continuing to add to the Fresh Vine Wine product portfolio by developing new varietals that fit within the better-for-you category and are consistent with our existing brand.

●	Continuing to invest in packaging innovation, including “active lifestyle packaging” alternatives to traditional bottling that provides an opportunity for our customers to enjoy Fresh Vine Wines in non-traditional settings.

●	Capitalizing on upward price mobility — While many other wine companies are experiencing downward price pressure to enter the coveted under $30 category, our wines currently sell for suggested retail prices ranging from $15 to $22 per bottle.

●	Increasing our on-premises sales effort. COVID-19 severely limited on-premise sales across the industry. We believe as restrictions loosen, there is significant opportunity to capture market share and available shelf space.

●	Developing additional wine brands by replicating the strategies used to build the Fresh Vine Wine brand via business service line agreements.

With over 500,000 licensed retail accounts (according to Neilson) in the United States, there remains ample opportunity to continue broadening distribution of our wines as well as increasing the volume of wine sold to existing accounts.

Competition

The wine industry and alcohol markets generally are intensely competitive. Our wines compete domestically and internationally with other premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as North America. Our wines compete on the basis of quality, price, brand recognition and distribution capability. The ultimate consumer has many choices of products from both domestic and international producers. Our wines may be considered to compete with all alcoholic and non-alcoholic beverages.

At any given time, there are more than 400,000 wine choices available to consumers, differing with one another based on vintage, variety or blend, location and other factors. Accordingly, we experience competition from nearly every segment of the wine industry. Additionally, some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of products, and have greater name recognition, which may give them greater negotiating leverage with distributors and allow them to offer their products in more locations and/or on better terms than us. Nevertheless, we believe that our brand offerings, scalable infrastructure and relationships with the one of the largest domestic distributors will allow us to continue growing our business.

IT Systems

We rely on various IT systems, owned by us and third parties, to effectively manage our sales and marketing, accounting, financial, legal and compliance functions. Our website is hosted by a third party, and we rely on third-party vendors for regulatory compliance for order processing, shipments and e-commerce functionality. We believe these systems are scalable to support our growth plans. We recognize the value of enhancing and extending the uses of information technology in our business.

Regulatory Matters

Regulatory framework

We, along with our contract growers, producers, manufacturers, distributors, retail accounts and ingredients and packaging suppliers, are subject to extensive regulation in the United States by federal, state and local government authorities with respect to registration, production processes, product attributes, packaging, labelling, storage and distribution of wine and other products we make.

We are also subject to state and local tax requirements in all states where our wine is sold. We monitor the requirements of relevant jurisdictions to maintain compliance with all tax liability and reporting matters. In California, we are subject to a number of governmental authorities, and are also subject to city and county building, land use, licensing and other codes and regulations.

Alcohol-related regulation

We are subject to extensive regulation in the United States by federal, state and local laws regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the TTB and the FDA. The TTB is primarily responsible for overseeing alcohol production records supporting tax obligations, issuing wine labelling guidelines, including grape source and bottle fill requirements, as well as reviewing and issuing certificates of label approval, which are required for the sale of wine through interstate commerce. We carefully monitor compliance with TTB rules and regulations, as well the state law of each state in which we sell our wines. In California, where most of our wines are made, we are subject to alcohol-related licensing and regulations by many authorities, including the ABC. ABC agents and representatives investigate applications for licenses to sell alcoholic beverages, report on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted and enforce California alcoholic beverages laws. We are subject to municipal authorities with respect to aspects of our operations, including the terms of our use permits. These regulations may limit the production of wine and control the sale of wine, among other elements.

Employee and occupational safety regulation

We are subject to certain state and federal employee safety and employment practices regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act (“OSHA”), and regulations governing prohibited workplace discriminatory practices and conditions, including those regulations relating to COVID-19 virus transmission mitigation practices. These regulations require us to comply with manufacturing safety standards, including protecting our employees from accidents, providing our employees with a safe and non-hostile work environment and being an equal opportunity employer. In California, we are also subject to employment and safety regulations issued by state and local authorities.

Environmental regulation

As a result of our wine production activities, we and certain third parties with which we work are subject to federal, state and local environmental laws and regulations. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogues to federal regulations and authorities intended to perform the similar purposes. In California, we are also subject to state-specific rules, such as those contained in the California Environmental Quality Act, California Air Resources Act, Porter-Cologne Water Quality Control Act, California Water Code sections 13300-13999 and Title 23 of the California Administrative Code and various sections of the Health and Safety Code. We are subject to local environmental regulations that address a number of elements of our wine production process, including air quality, the handling of hazardous waste, recycling, water use and discharge, emissions and traffic impacts.

Labelling regulation

Many of our wines are identified by their appellation of origin, which are among the most highly regarded wine growing regions in the world. An appellation may be present on a wine label only if it meets the requirements of applicable state and federal regulations that seek to ensure the consistency and quality of wines from a specific terroir. These appellations designate the specific geographic origin of most or all (depending on the appellation) of the wine’s grapes, and can be a political subdivision (e.g., a country, state or county) or a designated viticultural area. The rules for vineyard designation are similar. Although we expect that most of our labels will maintain the same appellation of origin from year to year, we may choose to change the appellation of one or more of our wines from time to time to take advantage of high-quality grapes in other areas or to change the profile of a wine.

Privacy and security regulation

We collect personal information from individuals. Accordingly, we are subject to several data privacy and security related regulations, including but not limited to: U.S. state privacy, security and breach notification laws; the GDPR; and other European privacy laws as well as privacy laws being adopted in other regions around the world. In addition, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of information about individuals. Certain states have also adopted robust data privacy and security laws and regulations. For example, the CCPA, which took effect in 2020, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. In response to the data privacy laws and regulations discussed above and those in other countries in which we do business, we have implemented several technological safeguards, processes, contractual third-parties provisions, and employee trainings to help ensure that we handle information about our employees and customers in a compliant manner. We maintain a global privacy policy and related procedures, and train our workforce to understand and comply with applicable privacy laws.

Intellectual Property

We strive to protect the reputation of our wine brand. We establish, protect and defend our intellectual property in a number of ways, including through employee and third-party nondisclosure agreements, copyright laws, domestic and foreign trademark protections, intellectual property licenses and social media and information security policies for employees. We have been granted three (3) trademark registrations in the United States for FRESH VINE®, FRESH VINE (Stylized)®, and our FV Logo®, and numerous trademark registrations in other countries for the FRESH VINE mark, and we have filed, and expect to continue to file, trademark applications seeking to protect any newly-developed wine brands. We have also been granted a copyright registration in the first version of our website located at www.freshvine.com. Information contained on or accessible through our website is not incorporated by reference in or otherwise a part of this report. As a copyright exists in a work of art once it is fixed in tangible medium, we intend to continue to file copyright applications to protect newly-developed works of art that are important to our business.

We also rely on, and carefully protect, proprietary knowledge and expertise, including the sources of certain supplies, formulations, production processes, innovation regarding product development and other trade secrets necessary to maintain and enhance our competitive position.

Seasonality

There is a degree of seasonality in the growing cycles, procurement and transportation of grapes. The wine industry in general tends to experience seasonal fluctuations in revenue and net income, with lower sales and net income during the quarter spanning January through March and higher sales and net income during the quarter spanning from October through December due to the usual timing of seasonal holiday buying. As our operations expand, we expect that we will be impacted by the seasonality experienced in the wine industry generally.

Employees

As of March 31, 2022, we had approximately 16 full-time employees. All of our employees are employed in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Corporate History

We were initially organized on May 8, 2019 as a Texas limited liability company under the name “Fresh Grapes, LLC.” In connection with our initial public offering, on December 8, 2021, we converted from a Texas limited liability company into a Nevada corporation and changed our name from Fresh Grapes, LLC to Fresh Vine Wine, Inc., which we refer to herein as the “LLC Conversion.” In conjunction with the LLC Conversion, all of our outstanding units were converted into shares of our common stock based on the relative ownership interests of our pre-IPO equity holders. While operating as a limited liability company, our outstanding equity was referred to as “units.” In this report for ease of comparison, we may refer to such units as our common stock for periods prior to the LLC Conversion, unless otherwise indicated in this report. Similarly, unless otherwise indicated, we may refer to members’ equity in this report as stockholders’ equity. Further, while operating as a limited liability company, our governing body was referred to as our Board of Managers, with the members thereof being referred to as “Managers.” We may refer to such governing body throughout this report as our board of directors and such individuals as our directors.

Company Website Access and SEC Filings

We make available on the Investor Relations section of our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5, and amendments to those reports as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our website is www.freshvinewine.com. We have included our website address in this report as an inactive textual reference only. Information contained on or accessible through our website is not incorporated by reference in or otherwise a part of this report.

ITEM 1A. RISK FACTORS.

Our business involves a number of challenges and risks. In addition to the other information in this report, you should consider carefully the following risk factors in evaluating us and our business. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, financial condition, operating results, or prospects. In assessing these risks, you should also refer to the other information contained in this report, including our financial statements and related notes.

Risks related to our company and our business

We have a limited operating history and have generated limited revenue to date.

Our company was recently founded, and to date we have engaged primarily in finalizing our business plan and establishing the corporation and other formalities necessary to begin operations. Accordingly, we have a very limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and evolving markets such as ours. The risks include, but are not limited to, an evolving business model and the management of growth and product development. To address these risks, we must, among other things, implement and successfully execute our business strategy and other business systems, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have generated very limited revenues to date, including revenues of $1,700,207 and $217,074 during fiscal 2021 and fiscal 2020, respectively. No revenue was generated for the fiscal year ended December 31, 2019. We have incurred net losses of $9.97 million, $1.29 million and $0.43 million during fiscal 2021, 2020 and 2019, respectively. We had an accumulated deficit of $617,351 and total stockholders’ equity of $17.1 million at December 31, 2021. We may never generate material revenues or achieve profitability.

We have not generated profits from operations to date. The success and longevity of our company will depend on our ability to generate profits from future operations or obtain sufficient capital through financing transactions to meet our business obligations.

The report of our independent registered public accounting firm on our financial statements for the fiscal years ended December 31, 2020 and 2019, included in the prospectus for our initial public offering, included an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern for twelve months from the financial statement issuance date, citing a net loss and net cash used in operations of $1.3 million and $0.2 million, respectively, for the year ended December 31, 2020, and a stockholders’ deficit and working capital deficit of $1.5 million and $1.5 million, respectively, as of December 31, 2020. This report was dated August 31, 2021 and did not take into account the net proceeds of approximately $19.2 million (after deducting underwriting discounts and commissions and estimated offering expenses) that we received in our December 2021 initial public offering. Our ability to continue as a going concern will be determined by our ability to generate sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing.

Since completing our initial public offering and receiving net proceeds of approximately $19.2 million, our auditors have declared that we now have sufficient capital to continue business operations without a need for additional capital. As a result, we no longer have a ‘going concern’ and have received necessary funding to sustain operations in pursuit our its various growth strategies.

We need to hire additional personnel.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive and technical personnel. We intend to hire or engage as contractors a significant number of these personnel during the next year. Competition for qualified personnel is intense, particularly in the wine industry in which there exists a limited number of qualified individuals with expertise in launching, managing and expanding wine brands. If we fail to successfully attract, assimilate and retain a sufficient number of qualified personnel, our business could suffer.

The success of our business depends heavily on the strength of our wine brand.

Obtaining, maintaining and expanding our reputation as a producer of premium wine among our customers and the premium wine market generally is critical to the success of our business and our growth strategy. The premium wine market is driven by a relatively small number of active and well-regarded wine critics within the industry who have outsized influence over the perceived quality and value of wines. If we are unable to maintain the actual or perceived quality of our wines, including as a result of contamination or tampering, environmental or other factors impacting the quality of our grapes or other raw materials, or if our wines otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of wine critics, the actual or perceived quality and value of one or more of our wines could be harmed, which could negatively impact not only the value of that wine, but also the value of the vintage, the particular brand or our broader portfolio. The winemaking process is a long and labor-intensive process that is built around yearly vintages, which means that once a vintage has been released we are not able to make further adjustments to satisfy wine critics or consumers. As a result, we are dependent on our winemakers and tasting panels to ensure that every wine we release meets our exacting quality standards.

With the advent of social media, word within the premium wine market spreads quickly, which can accentuate both the positive and the negative reviews of our wines and of wine vintages generally. Public perception of our brands could be negatively affected by adverse publicity or negative commentary on social media outlets, particularly negative commentary on social media outlets that goes “viral,” or our responses relating to, among other things:

●	an actual or perceived failure to maintain high-quality, safety, ethical, social and environmental standards for all of our operations and activities;

●	an actual or perceived failure to address concerns relating to the quality, safety or integrity of our wines and the hospitality we offer to our guests at our potential future tasting rooms;

●	our environmental impact, including our use of agricultural materials, packaging, water and energy use, and waste management; or

●	an actual or perceived failure by us to promote the responsible consumption of alcohol.

If we do not produce wines that are well-regarded by the relatively small wine critic community, the wine market will quickly become aware and our reputation, wine brand, business and financial results of our operations could be materially and adversely affected. In addition, if our wine receives negative publicity or consumer reaction, whether as a result of our wines or wines of other producers, our wines in the same vintage could be adversely affected. Unfavorable publicity, whether accurate or not, related to our industry, us, our winery brands, marketing, personnel, operations, business performance or prospects could also unfavorably affect our corporate reputation, company value, ability to attract high-quality talent or the performance of our business.

Any contamination or other quality control issue could have an adverse effect on sales of the impacted wine or our broader portfolio of wines. If any of our wines become unsafe or unfit for consumption, cause injury or are otherwise improperly packaged or labelled, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread recall, multiple recalls, or a significant product liability judgment against us could cause our wines to be unavailable for a period of time, depressing demand and our brand equity. Even if a product liability claim is unsuccessful or is not fully pursued, any resulting negative publicity could adversely affect our reputation with existing and potential customers and accounts, as well as our corporate and individual winery brands image in such a way that current and future sales could be diminished. In addition, should a competitor experience a recall or contamination event, we could face decreased consumer confidence by association as a producer of similar products.

Additionally, third parties may sell wines or inferior brands that imitate our wine brand or that are counterfeit versions of our labels, and customers could be duped into thinking that these imitation labels are our authentic wines. For example, there could be instances of potential counterfeiting. A negative consumer experience with such a wine could cause them to refrain from purchasing our brands in the future and damage our brand integrity. Any failure to maintain the actual or perceived quality of our wines could materially and adversely affect our business, results of operations and financial results.

Damage to our reputation or loss of consumer confidence in our wines for any of these or other reasons could result in decreased demand for our wines and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and winery brand strength.

If our business grows, it will place increased demands on our management, operational and production capabilities that we may not be able to adequately address. If we are unable to meet these increased demands, our business will be harmed.

Unless we manage our growth effectively, we may make mistakes in operating our business, such as inaccurate forecasting. The anticipated growth of our operations will place significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of business. If we cannot manage our business effectively, our business could suffer.

Our advertising and promotional investments may affect our financial results but not be effective.

Consumer awareness is of great importance to the success of businesses operating in the wine industry. We have incurred, and expect to continue to incur, significant advertising and promotional expenditures to enhance our wine brand and raise consumer awareness, which we believe is vital to the long-term success of our operations. These expenditures may adversely affect our results of operations in a particular quarter or even a full fiscal year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in our quarterly results of operations. While we strive to invest only in effective advertising and promotional activities in both the digital and traditional segments, it is difficult to correlate such investments with sales results, and there is no guarantee that our expenditures will be effective in building brand strength or growing long term sales.

We rely heavily on celebrities and sports organizations to endorse our wines and market our brand.

The success of our business is heavily dependent on positive image and public popularity of, and affinity towards, celebrity spokespersons. Nina Dobrev and Julianne Hough, two of our founders, currently serve as ambassadors of our company who actively endorse our wines on their sizable social media and other outlets and are considered by many to be the face of our brand. Customers may be drawn to our products because of their involvement in our Company as celebrities. We also have sponsorship arrangements with teams and/or venues associated with the National Football League, National Hockey League, National Basketball Association and Major League Baseball.

We have entered into license agreements with Ms. Dobrev and Ms. Hough, pursuant to which each granted us a license to use her pre-approved name, likeness, image, and other indicia of identity, as well as certain content published by her on her social media and other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our wine. The license agreements are scheduled to expire in March 2026. However, the license agreements provide that each of Ms. Dobrev and Ms. Hough will have the right to terminate her agreement if as of the end of calendar year 2023, we have not achieved at least $5.0 million in EBITDA in either fiscal 2022 or fiscal 2023. See “Certain Relationships and Related Party Transactions — License Agreements with Nina Dobrev and Julianne Hough.” If we are unable to renew our license arrangements with Ms. Dobrev and Ms. Hough upon the expiration of these agreements in March 2026, or if Ms. Dobrev and Ms. Hough are entitled to and elect to terminate the license agreements after 2023, the rights and licenses granted to us will be revoked and we will be required to cease the marketing and sale of products that feature their name, likeness, image, and other indicia of identity. In such event, we would be required to refocus our marketing and brand promotion efforts, which may adversely affect our business and results of operations.

In addition, there is no assurance that our celebrity-based brand promotion and marketing activities will be well-received by consumers and result in the levels of product sales that we anticipate. Under extreme situations, our marketing efforts through celebrity endorsement may have a material adverse effect on our brand image. For example, any damage to the reputations of our celebrity founders or any negative or controversial publicities that our celebrities are involved in, either directly or indirectly, may result in the public’s negative perception of our brands and thus adversely affect our reputation and the marketability and sales of our products. It is possible for negative posts or comments about our Company or our celebrity spokespersons to be shared quickly and disseminated widely due to the continued growing use of social and digital media, possibly resulting in “cancellation.” Celebrities’ reputation and favorability in the eyes of the public could also decrease for a number of other reasons, including, without limitation, participation in media endeavours that are unsuccessful, diminished recognition with the public due to decreased participation in the media landscape or shifting tastes of the public, failure to generate engagement on new social media platforms at the levels they have enjoyed on existing platforms, and an inability to access to social media platforms due to violations of terms of use or otherwise.

If the positive image and public popularity of our celebrity spokespersons wanes or the public’s affinity towards the sports organizations that we sponsor decreases, regardless of the reason, it would have a material adverse impact on one of our primary marketing activities and could result in decreased demand for our wines, which would have a material adverse effect on our business, operational results and financial results, and require us to seek additional resources to rebuild our reputation, competitive position and winery brand strength.

We rely heavily on third-party suppliers and service providers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers and service providers.

We have strategically structured our organization and operations with a view towards minimizing our capital investment requirements. We do this by leveraging a network of third party providers with industry experience and expertise that we use to perform various functions on our behalf. Specifically, we contract with Fior di Sole, an industry leading packaging innovation and wine production company based in Napa Valley, California, to serve as a “host” winery” and permit us occupy a portion of its production and warehouse facility and its production equipment on an alternating proprietorship basis. Under this arrangement, we are able to use capacity at Fior di Sole’s production facility at times mutually convenient to us and Fior di Sole to produce and bottle our wines. Fior di Sole is responsible for keeping its production equipment in good operating order. Although we are solely responsible for managing and conducting our own winemaking activities, we may request use of the Fior di Sole’s personnel to perform crush, fermentation, blending, cellar, warehousing, barrel topping and/or bottling services for additional fees. Under a separate agreement, Fior di Sole provides us with bulk juice and blends, finishes, bottles, stops, labels and packages our wine. Fior di Sole provides these services on a purchase order basis, which purchase orders are subject to the parties’ mutual agreement.

We also utilize third parties to help manage all of our regulatory licensing and compliance activities, and we utilize additional software tools available to the industry to navigate and manage the complex state-by-state regulations that apply to our operations in the beverage alcohol industry.

We engage many of our third-party suppliers and service providers on a purchase order basis or pursuant to agreements that are generally one year or less in duration. The ability and willingness of these third parties to supply and provide services to us may be affected by competing orders placed by other companies, the demands of those companies or other factors. If we experience significant increases in demand, or need to replace a significant third party supplier or service provider, there can be no assurance that alternative third party vendors will be available when required on terms that are acceptable to us, or at all, or that any such vendor will allocate sufficient capacity to us in order to meet our requirements. If we fail to replace a supplier or servicer provider in a timely manner or on commercially reasonable terms, we could incur product disruptions and our operating results and financial condition could be materially harmed. Switching or adding additional vendors, particularly our alternating proprietorship host winery, would also involve additional costs and require management time and focus.

Except for remedies that may be available to us under our agreements with our third party vendors, we cannot control whether or not they devote sufficient time and resources to supporting our business operations. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be providing services, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines or need to be replaced for other reasons, it could adversely impact our ability to meet consumers’ demands for our products or comply with regulatory requirements and subject us to potential liability, any of which may harm the reputation of our company and our products.

Although we carefully manage our relationships with our network of third party vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these challenges or delays will not have a material adverse impact on our business, financial condition and prospects.

We face significant competition with an increasing number of products and market participants that could materially and adversely affect our business, results of operations and financial results.

Our industry is intensely competitive and highly fragmented. Our wines compete with many other domestic and foreign wines. Our wines compete with popularly priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for drinker acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by the Company’s distributors, many of which carry extensive portfolios of wines and other alcoholic beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers, including E&J Gallo, Constellation, Duckhorn, Trinchero, Jackson Family Wines, Ste. Michelle and The Wine Group, and these and our other competitors may have more robust financial, technical, marketing and distribution networks and public relations resources than we have. As a result of this intense competition, combined with our growth goals, we have experienced and may continue to face upward pressure on our selling, marketing and promotional efforts and expenses. There can be no assurance that in the future we will be able to successfully compete with our competitors or that we will not face greater competition from other wineries and beverage manufacturers.

If we are unable to successfully compete with existing or new market participants, or if we do not effectively respond to competitive pressures, we could experience reductions in market share and margins that could have a material and adverse effect on our business, results of operations and financial results.

Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space and may have a material adverse effect on our business, results of operations and financial results.

Other than sales made directly to our consumers, the majority of our wine sales are made through distributors for resale to retail outlets, restaurants and hotels across the United States. We expect sales to distributors to represent an increasingly substantial portion of our future net sales as we continue to grow our network of wholesale distributors. Consolidation among wine producers, distributors, wholesalers, suppliers and retailers could create a more challenging competitive landscape for our wines. In addition, the increased growth and popularity of the retail e-commerce environment across the consumer product goods market, which has accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail store closures, social distancing requirements and other government action, is highly likely to change the competitive landscape for our wines. Consolidation at any level could hinder the distribution and sale of our wines as a result of reduced attention and resources allocated to our winery brands both during and after transition periods, because our winery brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins as newly consolidated distributors take down prices or demand more margin from existing suppliers. Changes in distributors’ strategies, including a reduction in the number of brands they carry or the allocation of resources for our competitors’ brands or private label products, may adversely affect our growth, business, financial results and market share. Distributors of our wines offer products that compete directly with our wines for inventory and retail shelf space, promotional and marketing support and consumer purchases. Expansion into new product categories by other suppliers or innovation by new entrants into the market could increase competition in our product categories.

An increasingly large percentage of our net sales is concentrated within a small number of wholesale customers. The purchasing power of large retailers is significant, and they have the ability to command concessions. There can be no assurance that the distributors and retailers will purchase our wines or provide our wines with adequate levels of promotional and merchandising support. The failure to bring on major accounts or the need to make significant concessions to retain one or more such accounts could have a material and adverse effect on our business, results of operations and financial position.

A reduction in consumer demand for wine, which may result from a variety of factors, including demographic shifts and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial results.

We rely on consumers’ demand for our wine. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, changes in discretionary income, public health policies and perceptions and changes in leisure, dining and beverage consumption patterns. Our success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our wine brand, our results of operations would be materially and adversely affected.

A limited or general decline in consumer demand could occur in the future due to a variety of factors, including:

●	a general decline in economic or geopolitical conditions;

●	a general decline in the consumption of alcoholic beverage products in on-premise establishments, such as those that may result from smoking bans and stricter laws relating to driving while under the influence of alcohol and changes in public health policies, including those implemented to address the COVID-19 pandemic;

●	a generational or demographic shift in consumer preferences away from wines to other alcoholic beverages;

●	increased activity of anti-alcohol groups;

●	concern about the health consequences of consuming alcoholic beverage products; and

●	increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and increased restrictions on beverage alcohol advertising and marketing.

Demand for premium wine brands, like ours, may be particularly susceptible to changing economic conditions and consumer tastes, preferences and spending habits, which may reduce our sales of these products and adversely affect our profitability. An unanticipated decline or change in consumer demand or preference could also materially impact our ability to forecast for future production requirements, which could, in turn, impair our ability to effectively adapt to changing consumer preferences. Any reduction in the demand for our wines would materially and adversely affect our business, results of operations and financial results.

Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on our distributors that resell alcoholic beverages in all states in which we do business. A significant reduction in distributor demand for our wines would materially and adversely affect our sales and profitability.

Due to regulatory requirements in the United States, we sell a significant portion of our wines to wholesalers for resale to retail accounts. A change in the relationship with any of our significant distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate or otherwise cease working with a distributor for poor performance without reasonable justification, as defined by applicable statutes. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. In addition, an expansion of the laws and regulations limiting the sale of our wine would materially and adversely affect our business, results of operations and financial results. There can be no assurance that the distributors and accounts to which we sell our wines will continue to purchase our wines or provide our wines with adequate levels of promotional support, which could increase competitive pressure to increase sales and marketing spending and could materially and adversely affect our business, results of operations and financial results.

Our marketing strategy involves continued expansion into the direct-to-consumer channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges could negatively affect our sales in these channels and our profitability.

To date, we have been successful in generating and expanding revenue from sales of wine through our direct-to-consumer e-commerce website. During the quarter ended December 31, 2021, we generated revenue of $240,670 from direct-to-consumer sales, which represents a $1,018 decrease in direct-to-consumer revenue generate during the quarter ended September 30, 2021, a $13,139 increase in direct-to-consumer revenue generated during the quarter ended June 30, 2021 and a $176,138 increase in direct-to-consumer revenue generated during the quarter ended March 31, 2021. A portion of our operating strategy is to continue to expand our sales of wine through this direct-to-consumer channel. The direct-to-consumer marketplace is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar customer groups as our business. To be competitive and forge new connections with customers, we are continuing investment in the expansion of our direct-to-consumer channel. Such expansion may require significant investment in e-commerce platforms, marketing, fulfilment, information technology (“IT”) infrastructure and other known and unknown costs. The success of our direct-to-consumer sales channel depends on our ability to maintain the efficient and uninterrupted operation of online order-processing and fulfilment and delivery operations. As such, we are heavily dependent on the performance of our shipping and technology partners. Any system interruptions or delays could prevent potential customers from purchasing our wines directly.

Our ability to ship wines directly to our customers is the result of court rulings, including the U.S. Supreme Court ruling in Granholm v. Heald, which allow, in certain circumstances, shipments to customers of wines from out-of-state wineries. Any changes to the judicial, legal or regulatory framework that reduce our ability to sell wines in most states using our direct-to-consumer sales channel could have a materially adverse effect on our business, results of operations and financial results.

We may be unable to adequately adapt to shifts in consumer preferences for points of purchase, such as an increase in at-home delivery during the COVID-19 pandemic, and our competitors may react more rapidly or with improved customer experiences. A failure to react quickly to these and other changes in consumer preferences, or to create infrastructure to support new or expanding sales channels may materially and adversely affect our business, results of operations and financial results.

A failure to adequately prepare for adverse events that could cause disruption to elements of our business, including the availability of bulk grapes, and the blending, inventory aging or distribution of our wines could materially and adversely affect our business, results of operations and financial results.

Disruptions to our operations caused by adverse weather, natural disasters, public health emergencies, including the COVID-19 pandemic, or unforeseen circumstances may cause delays to or interruptions in our operations. Concerns regarding the availability of water for production is particular to companies that produce and bottle wines in California. A consequence of any of these or supply or supply chain disruptions, including the temporary inability to produce our wines due to the closure of our production sites, could prevent us from meeting consumer demand in the near term or long term for our aged wines. For example, as result of the COVID-19 pandemic, our industry has experienced temporary supply chain disruptions for certain processed materials, cardboard packaging and glass, as well as increased strain on logistics networks and shipping partners. The occurrence of any such disruptions during a peak time of demand for such processed materials could increase the magnitude of the effect on our distribution network and sales. Failure to adequately prepare for and address any such disruptions could materially and adversely affect our business, results of operations and financial results.

A catastrophic event causing physical damage, disruption or failure at our production facility could adversely affect our business. Although our wines currently available for sale do not require substantial aging, we expect that certain of our wines, including the Reserve Cabernet Sauvignon, require aging for some period of time. As a result, we expect to maintain inventory of aged and maturing wines in warehouses. The loss of a substantial amount of aged inventory through fire, accident, earthquake, other natural or man-made disaster, contamination or otherwise could significantly reduce the supply of the affected wine or wines, including our aged wines, which are typically the highest priced and limited production wines.

Any disruptions that cause forced closure or evacuation could materially harm our business, results of operations and financial results. Additionally, should multiple closings occur, we may lose guest confidence resulting in a reduction in direct sales, which could materially and adversely affect our business, results of operations and financial results. If we expand our future operations to include tasting rooms, such closings would also negatively impact visitation.

Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines, which could materially and adversely affect our business, results of operations and financial results.

A shortage in the supply of quality grapes may result from the occurrence of any number of factors that determine the quality and quantity of grape supply, including adverse weather conditions (including heatwaves, frosts, drought and excessive rainfall), and various diseases, pests, fungi and viruses. We cannot anticipate changes in weather patterns and conditions, and we cannot predict their impact on our operations if they were to occur. Any shortage could cause an increase in the price of some or all of the grape varietals required for our wine production or a reduction in the amount of wine we are able to produce, which could materially and adversely affect our business, results of operations and financial results.

Factors that reduce the quantity of grapes the growers with which we contract grow may also reduce their quality. Deterioration in the quality of our wines could harm our winery brand strength, and a decrease in our production could reduce our sales and increase our expenses, both of which could materially and adversely affect our business, results of operations and financial results.

If we are unable to obtain adequate supplies of premium juice from third-party juice suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, results of operations and financial condition.

The production of our wines and the ability to fulfill the demand for our wines is restricted by the availability of premium grapes and juice from third-party growers. If we are unable to source grapes and juice of the requisite quality, varietal and geography, among other factors, our ability to produce wines to the standards, quantity and quality demanded by our customers could be impaired.

Factors including climate change, agricultural risks, competition for quality, water availability, land use, wildfires, floods, disease and pests could impact the quality and quantity of grapes and bulk juice available to our company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk juice creating higher input costs or the inability to purchase these materials. Following the 2020 wildfires in Northern California, the price of bulk juice increased substantially in a very short period of time, leading to some wine producers reducing lot sizes of certain wines. As a result, our financial results could be materially and adversely affected both in the year of the harvest and future periods.

If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies, or if there is an increase in the cost of the commodities or products, our profitability, production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.

We use grapes and other raw materials to produce and package our wine, including corks, barrels, winemaking additives and water, as well as large amounts of packaging materials, including metal, cork, glass and cardboard. We purchase raw materials and packaging materials under contracts of varying maturities from domestic and international suppliers.

Glass bottle costs are one of our largest packaging components of cost of goods sold. In North America, glass bottles have only a small number of producers. An inability of any of our glass bottle suppliers to satisfy our requirements could materially and adversely affect our business. In addition, costs and programs related to mandatory recycling and recyclable materials deposits could be adopted in states of manufacture, imposing additional and unknown costs to manufacture products utilizing glass bottles. The amount of water available for use is important to the supply of our grapes and winemaking, other agricultural raw materials and our ability to operate our business. If climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality, which may affect our production costs, consistency of yields or impose capacity constraints. We depend on sufficient amounts of quality water for operation of our wineries, as well as to conduct our other operations. The suppliers of the grapes and other agricultural raw materials we purchase also depend upon sufficient supplies of quality water for their vineyards and fields. Prolonged or severe drought conditions in the western United States or restrictions imposed on irrigation options by governmental authorities could have an adverse effect on our operations in the region. If water available to our operations or the operations of our suppliers becomes scarcer, restrictions are placed on our usage of water or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our production. Even if quality water is widely available to us, water purification and waste treatment infrastructure limitations could increase our costs or constrain operation of our production facilities. Any of these factors could materially and adversely affect our business, results of operations and financial results.

Our production and shipping activities also use energy in their operations, including electricity, propane and natural gas. Energy costs could rise in the future, which would result in higher transportation, freight and other operating costs, such as ageing and bottling expenses. Our freight cost and the timely delivery of our wines could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver shortages, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. In addition, increased labor costs or insufficient labor supply could increase our production costs.

Our supply and the price of raw materials, packaging materials and energy and the cost of energy, freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially their impact on energy prices), economic factors affecting growth decisions, exchange rate fluctuations and inflation. To the extent any of these factors, including supply of goods and energy, affect the prices of ingredients or packaging, or we do not effectively or completely hedge changes in commodity price risks, or are unable to recoup costs through increases in the price of our finished wines, our business, results of operations and financial results could be materially and adversely affected.

The COVID-19 pandemic has affected our customers, our suppliers and our business operations, and the duration and extent to which this and any future global health pandemics will impact our business, results of operations and financial results in future periods remains uncertain.

The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home requirements and closure of non-essential businesses. While we continue to closely monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures, or any similar precautionary measures we are required or deem advisable to take in the future could negatively affect our business, results of operations and financial results. Our business may suffer should there be supply disruption due to restrictions on the ability of employees or our suppliers to travel and work, or if government or public health officials limit the travel of individuals impacting our ability to source materials. These events may impair our ability to make, bottle and ship our wines, our distributors’ ability to distribute our wines or our ability to obtain the grapes needed to produce our wines. Our operations may become less efficient or otherwise be negatively impacted if critical employees are unable to work or if a significant percentage of the workforce is unable to work.

Risks related to our business

The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.

We are subject to risks associated with adverse economic conditions in the United States and globally, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. In general, positive conditions in the broader economy promote customer spending on wine, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on wine. Unemployment, tax increases, governmental spending cuts or a return of high levels of inflation could affect consumer spending patterns and purchases of our wines and other alcoholic beverage products. Reduced consumer discretionary spending and reduced consumer confidence could negatively affect the trend towards consuming premium wines and could result in a reduction of wine and beverage alcohol consumption in the United States generally. In particular, extended periods of high unemployment, lower consumer discretionary spending and low consumer confidence could result in lower sales of premium wine brands, including our wine, in favor of wine brands which have a lower average sales price and generally have lower gross profit margins and lower overall sales, which could negatively impact our business and results of operations. These conditions could also create or worsen credit issues, cash flow issues, access to credit facilities and other financial hardships for us and our suppliers, distributors, accounts and consumers. An inability of our suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our wines.

If we are unable to secure and protect our intellectual property in domestic and foreign markets, including trademarks for our wine brands and wines, the value of our wine brands and intellectual property could decline, which could have a material and adverse effect on our business, results of operations and financial results.

Our future success depends significantly on our ability to protect our current and future wine brands and wines and to enforce and defend our trademarks and other intellectual property rights. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to secure and protect our intellectual property rights. We have been granted three (3) trademark registrations in the United States for FRESH VINE®, FRESH VINE (Stylized)®, and our FV Logo®, and numerous trademark registrations in other countries for the FRESH VINE mark, and we have filed, and expect to continue to file, trademark applications seeking to protect newly-developed wine brands. We have also been granted a copyright registration in the first version of our website located at www.freshvine.com. While a copyright exists in a work of art once it is fixed in tangible medium, we intend to continue to file copyright applications to protect newly-developed works of art that are important to our business.

We cannot be sure that any trademark office or copyright office will issue trademark registrations under any of our trademark applications, or copyright registrations under any of our copyright applications. Third parties may oppose the registration of our trademark applications, contest our trademark rights or copyrights, and petition to cancel our registered trademarks. We cannot assure you that we will be successful in defending our trademarks or copyrights in actions brought by third parties. There is also a risk that we could fail to timely maintain or renew our trademark registrations or otherwise protect our trademark rights or copyrights, which could result in the loss of those trademark rights (including in connection with failure to maintain consistent use of these trademarks). If we fail to maintain our trademarks or a third party successfully challenges our trademarks or copyrights, we could be forced to rebrand our wineries, wines and other products, which could result in a loss of winery brand recognition and could require us to devote additional resources to the development and marketing of new wine brands.

Notwithstanding any trademark registrations or copyright registrations held by us, a third party could bring a lawsuit or other claim alleging that we have infringed that third party’s trademark rights or copyrights. Any such claims, with or without merit, could require significant resources to defend, could damage the reputation of our wine brands, could result in the payment of compensation (whether as a damages award or settlement) to such third parties, and could require us to stop using our wine brands or otherwise agree to an undertaking to limit that use. In addition, our actions to monitor and enforce trademark rights or copyrights against third parties may not prevent counterfeit products or products bearing confusingly similar trademarks from entering the marketplace, which could divert sales from us, tarnish our reputation or reduce the demand for our products or the prices at which we sell those products. Any enforcement litigation brought by us, whether or not successful, could require significant costs and resources, and divert the attention of management, which could negatively affect our business, results of operations and financial results. Third parties may also acquire and register domain names that are confusingly similar to or otherwise damaging to the reputation of our trademarks, and we may not be able to prevent or cancel any such domain name registrations.

In addition to registered intellectual property rights such as trademark registrations and copyright registrations, we rely on non-registered proprietary information, such as trade secrets, confidential information and know-how, including in connection with the crafting of our low calorie, low-carb, premium tasting wines. In order to protect our proprietary information, we rely in part on agreements with our employees, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, financial condition, results of operations and competitive position.

We may not be fully insured against catastrophic perils, including catastrophic loss or inaccessibility of wineries, production facilities and/or distribution systems resulting from fire, wildfire, flood, wind events, earthquake and other perils, which may cause us to experience a material financial loss.

Although we currently store the bulk of our wine inventory at our third-party warehouse in California, which is prone to seismic activity, wildfires and floods, among other perils. If any of these facilities were to experience a catastrophic loss in the future, it could disrupt our operations, delay production, shipments and our recognition of revenue, and result in potentially significant expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed and our business and operating results could be materially and adversely affected. Although we carry insurance to cover property and inventory damage and business interruption, these coverages are subject to deductibles and self-insurance obligations, as well as caps on coverage that could be below the value of losses we could incur in certain catastrophic perils. Furthermore, claims for recovery against our insurance policies can be time-consuming, and may result in significant delays between when we incur damages and when we receive payment under our insurance policies. If one or more significant catastrophic events occurred damaging our own or third-party assets and/or services, we could suffer a major financial loss and our business, results of operations and financial condition could be materially and adversely affected.

Furthermore, increased incidence or severity of natural disasters has adversely impacted our ability to obtain adequate property damage, inventory and business interruption insurance at financially viable rates, if at all. For example, we have observed certain insurers ceasing to offer certain inventory protection policies, and we have supplemented our insurance coverage recently by purchasing policies at higher premiums. If these trends continue and our insurance coverage is adversely affected, and to the extent we elect to increase our self-insurance obligations, we may be at greater risk that similar future events will cause significant financial losses and materially and adversely affect our business, results of operations and financial results.

From time to time, we may become subject to litigation specifically directed at the alcoholic beverage industry, as well as litigation arising in the ordinary course of business.

Companies operating in the alcoholic beverage industry may, from time to time, be exposed to class action or other private or governmental litigation and claims relating to product liability, alcohol marketing, advertising or distribution practices, alcohol abuse problems or other health consequences arising from the excessive consumption of or other misuse of alcohol, including underage drinking. Various groups have, from time to time, publicly expressed concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. These campaigns could result in an increased risk of litigation against the Company and our industry. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future.

From time to time, we may also be party to other litigation in the ordinary course of our operations, including in connection with commercial disputes, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or, securities-related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties or fines as well as reputational damage to our company and our winery brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgments for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, results of operations and financial results.

A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations, and if the failure is prolonged, our financial condition.

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and used by third parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; supply and demand planning; production; shipping wines to customers; hosting our winery websites and marketing products to consumers; collecting and storing customer, consumer, employee, stockholder, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing and sharing confidential and proprietary research, business plans and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other types of attacks pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability, and integrity of our data, and we have in the past, and may in the future, experience cyberattacks and other unauthorized access attempts to our IT systems. Because the techniques used to obtain unauthorized access are constantly changing and often are not recognized until launched against a target, we or our vendors may be unable to anticipate these techniques or implement sufficient preventative or remedial measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk or we may incur unforeseen costs impacting our financial position. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputational, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems. As a result of the COVID-19 pandemic, a greater number of our employees are working remotely and accessing our IT systems and networks remotely, which may further increase our vulnerability to cybercrimes and cyberattacks and increase the stress on our technology infrastructure and systems. Even though we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches or failures of our IT systems, networks and services.

Our failure to adequately maintain and protect personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.

We collect, use, store, disclose or transfer (collectively, “process”) personal information, including from employees and customers, in connection with the operation of our business. A wide variety of local and international laws as well as regulations and industry guidelines apply to the privacy and collecting, storing, use, processing, disclosure and protection of personal information and may be inconsistent among countries or conflict with other rules. Data protection and privacy laws and regulations are changing, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

A variety of data protection legislation apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, the State of California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which generally requires companies that collect, use, share and otherwise process “personal information” (which is broadly defined) of California residents to make disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or the sale of personal information, allows consumers to exercise certain rights with respect to any personal information collected and provides a new cause of action for data breaches. In addition, a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, was recently approved by ballot initiative during the November 3, 2020 general election. There remains significant uncertainty regarding the timing and implementation of the CPRA, which may require us to incur additional expenditures to ensure compliance. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur additional expenditures in order to comply.

Foreign laws and regulations relating to privacy, data protection, information security and consumer protection often are more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the European Union’s new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective and substantially replaced the data protection laws of the individual European Union member states. The law requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries have laws, regulations, or other requirements relating to privacy, data protection, information security, and consumer protection, and new countries are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection.

Compliance with these and any other applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new privacy and data protection laws and regulations. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.

Risks related to regulation

As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to extensive regulation in the United States by federal, state and local laws regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) and the Food and Drug Administration (the “FDA”). These and other regulatory agencies impose a number of product safety, labelling and other requirements on our operations and sales. In California, where all of our wines are made, we are subject to alcohol-related licensing and regulations by many authorities, including the Department of Alcohol Beverage Control (the “ABC”), which investigates applications for licenses to sell alcoholic beverages, reports on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted. We are also subject to regulatory compliance requirements in all states in which we sell our wines. Any governmental litigation, fines or restrictions on our operations resulting from the enforcement of these existing regulations or any new legislation or regulations could have a material adverse effect on our business, results of operations and financial results. Any government intervention challenging the production, marketing, promotion, distribution or sale of beverage alcohol or specific brands could affect our ability to sell our wines. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business, results of operations or financial results. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business. Changes to the interpretation or approach to enforcement of regulations may require changes to our business practices or the business practices of our suppliers, distributors or customers. The penalties associated with any violations or infractions may vary in severity, and could result in a significant impediment to our business operations, and could cause us to have to suspend sales of our wines in a jurisdiction for a period of time.

New and changing environmental requirements, and new market pressures related to climate change, could materially and adversely affect our business, results of operations and financial results.

There has been significant public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogues to federal regulations and authorities intended to perform the similar purposes. We are subject to local environmental regulations that address a number of elements of our wine production process, including air quality, the handing of hazardous waste, recycling, water use and discharge, emissions and traffic impacts. Compliance with these and other environmental regulation requires significant resources. Continued regulatory and market trends towards sustainability may require or incentivize us to make changes to our current business operations. We may experience future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements to meet environmental regulatory requirements. Although we don’t cultivate our own grapes, increased costs associated with environmental regulatory compliance may impact grape growers, which may increase out costs to purchase bulk juice.

Changes in foreign and domestic laws and government regulations to which we are currently subject, including changes to the method or approach of enforcement of these government rules and regulations, may increase our costs or limit our ability to sell our wines into certain markets, which could materially and adversely affect our business, results of operations and financial condition.

Government laws and regulations may result in increased production and sales costs, including an increase on the applicable tax in various state, federal and foreign jurisdictions in which we do business. The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers at all. Changes in these laws and regulations that tighten current rules could have an adverse impact on sales or increase costs to produce, market, package or sell wine. Changes in regulation that require significant additional source data for registration and sale, in the labelling or warning requirements, or limitations on the permissibility of any component, condition or ingredient, in the places in which our wines can be legally sold could inhibit sales of affected products in those markets.

The wine industry is subject to extensive regulation by a number of foreign and domestic agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, land use, production methods, trade and pricing practices, permitted distribution channels, permitted and required labelling, advertising, sequestration of classes of wine and relations with wholesalers and retailers. Any expansion of our existing facilities may be limited by present and future zoning ordinances, use permit terms, environmental restrictions and other legal requirements. In addition, new or updated regulations, requirements or licenses, particularly changes that impact our ability to sell DTC and/or retain accounts in California, or new or increased excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, states consider proposals to increase state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our common stock

Our current executive management has limited direct experience in satisfying public company reporting requirements and we must implement additional finance and accounting systems, procedures and controls in order to satisfy such requirements, which will increase our costs and divert management’s time and attention.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the NYSE American. Our current executive management has little to no experience in complying with such requirements and rules.

As an example of reporting requirements, we are evaluating our internal control systems in order to allow management to report on our internal control over financing reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has established controls and procedures. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

We are eligible to be treated as an emerging growth company, and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among others, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and (4) the requirement to present only two years of audited financial statements and only two years of related “Management’s discussion and analysis of financial condition and results of operations” in this report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of the second fiscal quarter in any fiscal year before that time or if we have total annual gross revenues of $1.07 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the fiscal year end, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time we would cease to be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies and intend to continue such election until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Our financial statements may therefore not be comparable to those of other public companies that comply with such new or revised accounting standards.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission (the “SEC”) following the date we are no longer an emerging growth company. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the NYSE American, the SEC or other regulatory authorities and our access to the capital markets could be restricted.

In this report, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2021 due to the existence of material weaknesses, including those related to accounting for related party transactions, the lack of segregation of duties, a lack of regular and timely review of accounts receivable subledgers and improper accounting for equity-based compensation. See Item 9A – Controls and Procedures. Although we intend to engage in activities aimed at remediating these material weaknesses, our remediation activities may not be successful and our management may continue to conclude that our disclosure controls and procedures and our internal control over financial reporting are not effective in future periods.

Based on its ownership, Nechio & Novak, LLC has significant influence over us, including over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

Nechio & Novak, LLC, which is an entity controlled by two of our directors, Damian Novak and Rick Nechio, controls approximately 42.95% of the voting power of our common stock. As a result, Nechio & Novak, LLC has the ability to strongly influence or effectively exercise control over all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our articles of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

Additionally, Nechio & Novak, LLC’s interests may not align with the interests of our other stockholders. Nechio & Novak, LLC, and Messrs. Novak and Nechio, are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. For example, Messrs. Nechio and Novak have teamed up with Danica Patrick, among others, to produce and sell Danica Rosé, a premium French rosé wine, that is not part of our company. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Nechio & Novak, LLC, together with our officers and directors and their related parties, collectively control over 43% of our outstanding common stock as of the date of this report and as a result are able to exercise control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote.

Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

In addition to Nechio & Novak, LLC’s beneficial ownership of a controlling percentage of our common stock, our articles of incorporation and bylaws and the Nevada Revised Statutes contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

●	advance notice requirements for stockholder proposals and director nominations;

●	the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; and

●	limitations on the ability of stockholders to call special meetings and to take action by written consent.

Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful. See “Description of capital stock.”

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Pursuant to our articles of incorporation and bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.

Prior to our December 2021 initial public offering, there was no public market for our common stock. Although we list shares of our common stock on the NYSE American under the symbol “VINE,” an active trading market for our shares may not develop or be sustained going forward. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline, and you may not be able to sell your shares of our common stock at or above the price you paid for them, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which will additional costs on us and may strain our resources and divert our management’s attention.

Prior to our December 2021 initial public offering, we operated on a private basis. As a public reporting company, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE American and other applicable securities laws and regulations. Compliance with these laws and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. However, the incremental costs that we incur as a result of becoming a public company could exceed our estimate. These factors may therefore strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our board of directors.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Of the 12,451,864 shares of our common stock outstanding on the date of this report, approximately 10.0 million are held by our pre-IPO stockholders and subject to a 180-day lock-up period provided under agreements executed in connection with our initial public offering. These shares will, however, be able to be resold after the expiration of the lock-up agreement in June 2022. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Since we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur. See Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities - Dividends” for more detail.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on our Company. If no securities or industry analysts commence coverage of our Company, the trading price of our shares would likely be negatively impacted. In the event securities or industry analysts initiated coverage, and one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

General risks

Our operating results and share price may be volatile, and the market price of our common stock may drop below the price you pay.

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You may not be able to resell your shares at or above the price that you paid or pay for them or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

●	market conditions in the broader stock market;

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	introduction of new wines by us or our competitors;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	results of operations that vary from expectations of securities analysis and investors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	strategic actions by us or our competitors;

●	announcement by us, our competitors or our vendors of significant contracts or acquisitions;

●	sales, or anticipated sales, of large blocks of our stock;

●	additions or departures of key personnel;

●	regulatory, legal or political developments;

●	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation and governmental investigations;

●	changing economic conditions;

●	changes in accounting principles;

●	default under agreements governing our indebtedness;

●	exchange rate fluctuations; and

●	other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our wine brand awareness, build and maintain our product inventory, develop new wines, enhance our operating infrastructure and acquire complementary businesses. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices, which are located at 505 Highway 169 North, Suite 255, Plymouth, Minnesota 55441, are leased by and shared with Rabbit Hole Equity pursuant to an unwritten month-to-month arrangement pursuant to which portion of Rabbit Hole Equity’s lease payments are allocated to the Company. Rabbit Hole Equity’s lease expires November 30, 2024, subject to renewal. We expect to continue to occupy Rabbit Hole Equity’s offices under this arrangement for the foreseeable future. We believe we can find comparable office space at comparable lease rates should we need or desire to transition to separate principal executive offices.

Our production facility, which we occupy on an alternating proprietorship basis, is located in Napa, California. The current term of the Alternating Proprietorship Agreement with our “host winery” expires in July 2022, but will automatically renew for successive one year terms unless either party provides 90 days’ advance written notice of intent to terminate the agreement at the end of the then current term. We utilize a warehouse facility in American Canyon, California, for which we pay a storage fee per pallet and entry and exit processing fees.

We expect that the current properties will be adequate for our current office and production needs.

During the year ended December 31, 2021, we incurred approximately $81,050 in facilities rental expense.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the NYSE American under the symbol "VINE" on December 14, 2021. Prior to that date, there was no public trading market for our common stock.

Stockholders

As of March 31, 2022, there were 35 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any dividends on our common stock and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we currently plan to retain any earnings to finance the growth of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 is incorporated herein by reference to Item 12 below.

Recent Sales of Unregistered Securities

Since our inception on May 8, 2019, we have issued unregistered securities to a limited number of persons as described below:

In May 2019, in connection with the formation of the Company, we issued 900,000 units representing membership interests in Fresh Grapes, LLC to Nechio & Novak, LLC for nominal consideration, which represents 5,574,086 shares on a post-LLC Conversion basis. The unit amount gives effect to a 10,000-for-one unit split that occurred in March 2021.

In June 2019, we entered into a consulting engagement letter with our winemaker. As partial compensation for our winemaker’s services to us, we issued to him (or his designee) 100,000 units representing membership interests in Fresh Grapes, LLC, which represents 619,343 shares on a post-LLC Conversion basis. The unit amount gives effect to a 10,000-for-one unit split that occurred in March 2021.

In November 2020 and March 2021, we sold 50,000 and 40,000 units representing membership interests in Fresh Grapes, LLC, respectively, to two investors at a price of $5.00 per unit, which collectively represents 557,410 shares at a price of $0.81 per share on a post-LLC Conversion basis. The unit amount gives effect to a 10,000-for-one unit split that occurred in March 2021.

Effective March 15, 2021, we entered into a Contractor Agreement pursuant to which an independent contractor provided specified services to us in exchange for 140,300 units representing membership interests in Fresh Grapes, LLC, which represents 868,938 shares on a post-LLC Conversion basis.

In March 2021, we entered into five-year license agreements with Nina Dobrev and Julianne Hough pursuant to which each agreed to use commercially reasonable efforts to help grow and promote our business and varietals of wine and granted us a license to use her pre-approved name, likeness, image, and other indicia of identity, as well as certain content published by her on her social media or other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our varietals of wine and marketing materials. Upon entering into such agreements, we issued to each of Ms. Dobrev and Hough (or their designees) 156,500 units representing membership interests in Fresh Grapes, LLC, which represents 969,272 shares apiece on a post-LLC Conversion basis.

During the period from April 2021 through August 2021, we sold an aggregate of 60,388 units representing membership interests in Fresh Grapes, LLC to 22 investors at a price of $34.94 per unit, which represents 374,009 shares at a price of $5.64 per share on a post-LLC Conversion basis.

Effective August 1, 2021, we entered into an employment agreement with one of our executive officers pursuant to which we issued 10,927 units representing membership interests in Fresh Grapes, LLC, which represents 67,676 shares on a post-LLC Conversion basis.

Except as noted above, the sales of the securities identified above were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Each of the above-referenced investors in our securities represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

Use of Proceeds from Our Initial Public Offering of Common Stock

On December 13, 2021, our Registration Statement on Form S-1 (File No. 333- 261037) was declared effective by the SEC for our IPO. At the closing of the offering on December 17, 2021, we sold 2.2 million shares of common stock at an initial public offering price of $10.00 per share. We received gross proceeds of $22.0 million, which resulted in net proceeds to us of approximately $19.2 million, after deducting underwriting discounts and commissions of $1.76 million and estimated offering expenses of approximately $1.087 million. We used a portion of the net proceeds we received from the offering to repay $2.0 million of net outstanding related party payables that we owed to Damian Novak, our Executive Chairman and co-founder, and entities affiliated with Mr. Novak. We also used a portion of the net proceeds we received from the offering to repay two promissory notes having an aggregate principal amount of $0.43 million that were held by our equity holders that became due and payable at the time of initial public offering. We continue to expect to use the remainder of the net proceeds from the offering for general corporate purposes, including working capital, operating expenses and capital expenditures. Except for repayment of the net outstanding related party payables and the promissory notes referred to above, none of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, to their respective associates, or to our affiliates.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this prospect Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements” included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Overview

Fresh Vine Wine, Inc. is a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, Fresh Vine Wine brings an innovative “better-for-you” solution to the wine market. We currently sell five varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, and Rosé, and a limited Reserve Napa Cabernet Sauvignon,. All varietals are produced and bottled in Napa, California.

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 42 states. We hold active relationships with wholesale distributors in 32 states and are actively working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

Our wines are priced strategically to appeal to mass markets and sell at a list price between $15 and $22 per bottle. Given the Fresh Vine Wine brand’s celebrity backing, “better-for-you” appeal, and overall product quality, we believe that it presents today’s consumers with a unique value proposition within this price category. Additionally, Fresh Vine Wine is one of very few products available at this price point that includes a named winemaker, Jamey Whetstone.

Our marketing activities focus primarily on consumers in the 21-to-34 year old demographic with moderate to affluent income and on those with a desire to pursue a healthy and active lifestyles, which is reinforced through our sports marketing partnerships across all four major United States professional sports leagues.

Our asset-light operating model allows us to utilize third-party assets, including land and production facilities. This approach helps us mitigate many of the risks associated with agribusiness, such as isolated droughts or fires. Because we source product inputs from multiple geographically dispersed vendors, we reduce reliance on any one vendor and benefit from broad availability/optionality of product inputs. This is particularly important as a Napa-based wine producer where droughts or fires can have an extremely detrimental impact to a company’s supply chain if not diversified.

Key Financial Metrics

We use net revenue, gross profit (loss), net income (loss) and EBITDA to evaluate the performance of Fresh Vine Wine. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Year ended December 31,
	2021	2020
Net revenue	$1,700,207	$217,074
Gross profit	$564,939	$41,749
Net income (loss)	$(9,965,627)	$(1,291,281)
EBITDA	$(9,919,550)	$(1,291,352)

Net revenue

Net revenue represents all revenues less discounts, promotions, and excise taxes. Net revenue is driven through wine sales, merchandise sales, and wine club membership dues.

Gross profit (loss)

Gross profit (loss) is equal to our net revenue less cost of revenues (or cost of goods sold). Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, and capsules. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues.

EBITDA

EBITDA is a financial measure that we calculate as operating profits before interest, taxes, depreciation and amortization. We use this metric to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance and overall health.

We believe the presentation of EBITDA is relevant and useful for investors because it allows investors to assess the Company’s operating performance and makes it easier to compare our results with other similar companies, despite the potential impacts of varying financial or capital structures, depreciation benefits, or tax strategies. In addition, we believe this measure is among the measures used by investors, analysts and peers in our industry for purposes of evaluating and comparing our operating performance to other companies.

The following table provides a reconciliation of EBITDA to the most comparable financial measure reported under U.S. GAAP, net loss, for the periods presented:

	Year ended December 31,
	2021	2020
Net loss	$(9,965,627)	$(1,291,281)
Adjustments to net loss
Interest	45,604	0
Amortization	$473	$316
EBITDA	$(9,919,550)	$(1,291,352)

Components of Results of Operations and Trends That May Impact Our Results of Operations

Net Revenue

Our net revenue consist primarily of wine sales to distributors and retailers, which together comprise our wholesale channel, and directly to individual consumers through our DTC channel. Net revenues generally represent wine sales and shipping, when applicable, and to a lesser extent branded merchandise and wine club memberships. For wine and merchandise sales, revenues are generally recognized at time of shipment. For Wine Club memberships, revenues are recognized quarterly at the time of fulfilment and only after the club member has made three consecutive (monthly) payments.

We refer to the volume of wine we sell in terms of cases. Each case contains 12 standard bottles, in which each bottle has a volume of 750 milliliters. Cases are sold through Wholesale/Retail or DTC channels.

The following factors and trends in our business have driven net revenue growth since January 1, 2021, and are expected to be key drivers of our net revenue for the foreseeable future:

Brand recognition:    As we expand our marketing presence and drive visibility through traditional and modern marketing methods, we expect to build awareness and name recognition for Fresh Vine Wine in consumers’ minds. Brand awareness will be built substantially through social media channels, where we are able to immediately access more than 30 million potential consumers through our celebrities’ Instagram and Facebook platforms. Additionally, it will be built through complementary sports marketing partnerships across the National Football League, National Hockey League, National Basketball Association, and Major League Baseball.

Portfolio evolution:    As a relatively new, high-growth brand, we expect and seek to learn from our consumers. We will continuously evolve and refine our products to meet our consumers’ specific needs and wants, adapting our offering to maximize value for our consumers and stakeholders. Our growth mindset, coupled with our differentiated production and distribution platform, will enable us to accelerate growth and deliver on our value proposition over time.

One way in which we will evolve our portfolio is through product extensions. Fresh Vine Wine currently has four varietals (Cabernet Sauvignon, Pinot Noir, Chardonnay, and Rosé) within its product portfolio, and we can use the same knowledge and supplier networks to launch new varietals with much greater efficiency than we were previously able to achieve.

Distribution expansion and acceleration:    Purchasing by distributors and loyal accounts that continue to feature our wines are key drivers of net revenue. We plan to continue broadening our distributor network, adding new geographies, and increasing each distributor’s average order size as we accelerate growth.

Opportunistic evaluation of strategic acquisitions:    With strong internal knowledge and a depth of experience in private equity and the broader financial services industry, we intend to maintain a strategic and opportunistic approach to evaluating acquisitions and growing through acquisition. We will also remain open to other inorganic growth activities, including joint ventures and strategic alliances, as we seek to accelerate this business to market. While we have not identified any prospective targets to date, we consider this a core competency of our leadership team and believe that this presents us with a viable growth alternative as we move forward.

Seasonality:    In line with industry norms, we anticipate our net revenue to peak during the quarter spanning from October through December due to increased consumer demand around the major holidays. This is particularly true in our DTC revenue channel, where marketing programs will often be aligned with the holiday season and product promotions will be prevalent.

Revenue Channels

Our sales and distribution platform is built upon a highly developed network of distributor accounts. Within this network, we have signed agreements in place with several of the nation’s largest distributors including Southern Glazer’s Wine & Spirits and RNDC, among others. While we are actively working with these distributors in certain markets, they operate across the United States and we intend to grow our geographic/market presence through these relationships. The development of these relationships and impacts to our related product mix will impact our financial results as our channel mix shifts.

●	Wholesale channel: Consistent with sales practices in the wine industry, sales to retailers and distributors occur below SRP (Suggested Retail Price). We work closely with distributors to increase wine volumes and the number of products sold by their retail accounts in their respective territories.

●	DTC channel: Wines sold through our DTC channels are generally sold at SRP, although we do periodically offer various promotions. Our DTC channel continues to grow as a result of a number of factors, including expanded e-commerce sites and social media capabilities.

●	Related party services: We have entered into service agreements with related parties in the wine industry to provide representation and distribution services.

Wholesale channel sales made on credit terms generally require payment within 30 days of delivery; however our credit terms with Southern Glazer’s Wine & Spirits requires payment within 60 days of delivery. During periods in which our net revenue channel mix reflects a greater concentration of wholesale sales, we typically experience an increase in accounts receivable for the period to reflect the change in sales mix; payment collections in the subsequent period generally reduce our accounts receivable balance and have a positive impact on cash flows.

While we seek to increase revenue across all channels, we expect the majority of our future revenue to be driven through the wholesale channel. We intend to maintain and expand relationships with existing distributors and form relationships with new distributors as we work to grow the company. With multiple varietals within the Fresh Vine Wine portfolio, we consider ourselves to be a ‘one-stop shop’ for better-for-you wines. We continue to innovate with new products at competitive price points and strive to enhance the experience as we increase revenue with new and existing consumers.

In the DTC channel, our comprehensive approach to consumer engagement in both online and traditional forums is supported by an integrated e-commerce platform. Our marketing efforts target consumers who have an interest in healthy and active lifestyles. We make every attempt to motivate consumers toward a simple and easy purchasing decision using a combination of defined marketing programs and a modernized technology stack.

Increasing customer engagement is a key driver of our business and results of operations. We continue to invest in our DTC channel and in performance marketing to drive customer engagement. In addition to developing new product offerings and cross-selling wines in our product portfolio, we focus on increasing customer conversion and retention. As we continue to invest in our DTC channel, we expect to increase customer engagement and subsequently deliver greater satisfaction. We also plan to expand via other wine e-commerce sites such as Wine.com and Go-Puff.

Net Revenue Percentage by Channel

We calculate net revenue percentage by channel as net revenue made through our wholesale channel to distributors, through our wholesale channel directly to retail accounts, and through our DTC channel, respectively, as a percentage of our total net revenue. We monitor net revenue percentage across revenue channels to understand the effectiveness of our distribution model and to ensure we are employing resources effectively as we engage customers.

	Year ended December 31,
	2021	2020
Wholesale	45%	82%
Direct to consumer	46%	18%
Related party service	9%	0%
	100%	100%

Cost of Revenues

Cost of revenues (or cost of goods sold). Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, and capsules. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. We expect that our cost of revenues will increase as our net revenue increases. As the volume of our product inputs increase, we intend to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue.

Additionally, the Company includes shipping fees in all DTC revenues. These fees are paid by end consumers at time of order and subsequently itemized within the cost of each individual sale.

As a commodity product, the cost of wine fluctuates due to annual harvest yields and the availability of juice. This macroeconomic consideration is not unique to Fresh Vine Wine, although we are conscious of its potential impact to our product cost structure.

Gross Profit (Loss)

Gross profit (loss) is equal to our net revenue less cost of revenues. As we grow our business in the future, we expect gross profit to increase as our revenue grows and as we optimize our cost of revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of selling expenses, marketing expenses, and general and administrative expenses. Selling expenses consist primarily of direct selling expenses in our wholesale and DTC channels, including payroll and related costs, product samples, processing fees, and other outside service fees or consulting fees. Marketing expenses consist primarily of advertising costs to promote brand awareness, contract fees incurred as a result of significant sports marketing agreements, customer retention costs, payroll, and related costs. General and administrative expenses consist primarily of payroll and related costs.

Equity-Based Compensation

Equity-based compensation consists of the accounting expense resulting from our issuance of equity or equity-based grants issued in exchange for employee or non-employee services. We measure equity-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We recognize any forfeitures as they occur.

Results of Operations

	Year ended December 31,
	2021	2020
Net revenue	$1,700,207	$217,074
Cost of revenues	1,135,268	175,325
Gross profit (loss)	564,939	41,749
Selling, general and administrative expenses	4,793,445	1,330,030
Equity-based compensation	5,738,029	3,000
Loss from operations	(9,966,535)	(1,291,281)
Other income	908	245
Net loss	$(9,965,627)	$(1,291,036)

Comparison of the Fiscal Years ended December 31, 2021 and 2020

Net Revenue, Cost of Revenues and Gross Profit

We had net revenue in fiscal 2020 of $217,074. Net revenue in fiscal 2021 was $1,700,207. The increase in net revenue was attributable to our increasing presence in the wholesale market, the launch of our wine club, and the introduction of service revenues. We generated net revenue of $772,711 during fiscal 2021 from our wholesale distribution channel, $774,421 of net revenue from our direct-to-consumer sales channel, and $153,075 from our services channel. This revenue distribution represents 45%, 46% and 9% , respectively, of our net revenue during the period.

	Year ended December 31,		Change
	2021	2020	$
Net revenue	$1,700,207	$217,074	$1,483,133
Cost of revenues	$1,135,268	$175,325	$959,943
Gross profit (loss)	$564,939	$41,749	$523,190

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3,463,415, or 260%, to approximately $4.8 million for the fiscal year ended December 31, 2021 compared to $1.3 million for the fiscal year ended December 31, 2020. Selling, general and administrative expense increases were largely driven by increases in selling expenses, from $223,938 for the period ended December 31, 2020 to $364,204 for the fiscal year ended December 31, 2021, marketing expenses, from approximately $161,387 for the period ended December 31, 2020 to $1,612,648 for the fiscal year ended December 31, 2021, and general and administrative expenses, from approximately $944,704 for the period ended December 31, 2020 to $2,816,593 for the comparable fiscal 2021 period. The year-over-year increase in marketing expenses primarily resulted from our sponsorship agreements in the sports and entertainment industry. The year-over-year increase in general and administrative expenses is the result of increased salaries and wages as operational activity increased from 2020 to 2021 relating to the sales activity beginning in 2021. We typically expect selling expenses to follow our sales volume growth as the activities are intended to generate revenues.

	Year ended December 31,		Change
	2021	2020	$
Selling expenses	$364,204	$223,938	$140,266
Marketing expenses	1,612,648	161,387	1,451,261
General and administrative expenses	2,816,593	944,704	1,871,889
Total selling, general and administrative expenses	$4,793,445	$1,330,029	$3,463,415

Cash Flows

Net cash provided by (used in) operating activities was ($5,789,943) and ($247,042) for the years ended December 31, 2021 and December 31, 2020, respectively. Cash used in operating activities increased in the 2021 period primarily because of increased staffing as operations increased and advertising expenses due to increased sponsorships and marketing agreements during 2021.

Net cash used in investing activities was $250 and $4,313 for the years ended December 31, 2021 and December 31, 2020, respectively. Cash used in investing activities in the 2021 and 2020 periods was from the purchase of intangible assets.

Net cash provided by financing activities was $21,849,648 and $250,000 for the years ended December 31, 2021 and December 31, 2020, respectively. The cash provided in the year ended December 31, 2021 was primarily due to proceeds from the initial public offering.

	Year ended December 31,
	2021	2020
Cash flows provided by (used in):
Operating activities	$(5,789,943)	$(247,042)
Investing activities	(250)	(4,313)
Financing activities	21,849,648	250,000
Net (decrease) increase in cash	$16,059,456	$(1,355)

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. Prior to our December 2021 initial public offering, we funded our operational cash requirements primarily with funds advanced from Damian Novak, our Executive Chairman and co-founder, and entities affiliated with Mr. Novak. We also received proceeds from the sale of Class W Units representing membership interests in the Company, which converted into common stock upon the LLC Conversion, and we received short term loans in the form of promissory notes from two of our equity holders, which supplement the loans from Mr. Novak and his affiliates as sources of operating capital, along with limited cash flows from our operating activities. See “Financing Transactions” below.

We used a portion of the net proceeds we received from our initial public offering to repay the net outstanding related party payables that we owed to Mr. Novak and his affiliates and the promissory notes held by our equity holders. We are currently funding our operational cash requirements with net proceeds from the sale of our common stock in our initial public offering, supplemented by cash flows from our operating activities.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $9.97 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $617,000 and a total stockholders’ equity of approximately $17.1 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business and incur expenses associated with being a public company.

As of December 31, 2021, we had approximately $16.1 million in cash, accounts receivable (including receivables with recourse) of approximately $508,000, inventory of approximately $159,000, prepaid expenses of approximately $2.1 million of which $1.2 million is current prepaid expenses. At December 31, 2021, current assets amounted to approximately $18.3 million and current liabilities were approximately $2.2 million resulting in a working capital surplus (with working capital defined as current assets minus current liabilities) of approximately $16.1 million.

We believe that our capital resources are sufficient to support our operations for at least the next twelve months. Our ability to continue as a going concern in the future will be determined by our ability to generate sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. We currently do not have any committed sources of additional capital. Our forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our revenue could prove to be less and our expenses higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If we are unable to generate sufficient cash flow to fund our operations and adequate additional funds are not available when required, management may need to curtail its sales and marketing efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Financing Transactions

We have funded our operations through a combination of debt and equity financings.

Since the Company’s inception in May 2019, Damian Novak, our Executive Chairman and co-founder, and affiliates of Mr. Novak have incurred expenses on our behalf or advanced funds to us from time to time as needed to satisfy our working capital requirements and expenses. The reimbursable expenses and advances were reflected as related party payables on our balance sheet and were not evidenced promissory notes or other written documentation. On December 17, 2021, we used a portion of the proceeds from our initial public offering to repay $2.0 million, representing the outstanding amount of these related party payables, net of related party receivables that Mr. Novak and his affiliates owed to us at that time.

In November 2020, we sold 50,000 Class W Units representing membership interests in the Company to an investor at a price of $5.00 per unit, for gross proceeds of $250,000. Such Class W Units converted into an aggregate of 309,672 shares of our common stock upon the LLC Conversion.

In January 2021, we sold 40,000 Class W Units representing membership interests in the Company to an investor at a price of $5.00 per unit, for gross proceeds of $200,000. Such Class W Units converted into an aggregate of 247,738 shares of our common stock upon the LLC Conversion.

During the period from April 2021 through September 2021, we sold an aggregate of 60,388 Class W Units representing membership interests in the Company to investors at a price of $34.94 per unit, for gross proceeds of $2,109,945. Such Class W Units converted into an aggregate of 374,017 shares of our common stock upon the LLC Conversion.

In September 2021, the Company entered into an agreement with an unrelated party to pledge certain eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement has an initial term of one year which will automatically renew for successive one year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means we bear the risk of non-payment. The amounts advanced to the Company are classified as a secured loan on our balance sheet and any fees computed on the outstanding amounts are treated as interest expense on our statement of operations. The Company had pledged approximately $146,000 of customer accounts which is recorded as receivables with recourse, and has secured borrowings of approximately $171,000 as of December 31, 2021.

In September 2021, we issued a $216,000 promissory note to a stockholder of the Company that became due and payable upon the December 17, 2021 closing of our initial public offering. In October 2021, we issued another $216,000 promissory note to a different stockholder of the Company that became due and payable upon the December 17, 2021 closing of our initial public offering. Collectively, the stockholders holding these notes owned approximately 3.63% of our outstanding shares immediately prior to our initial public offering.

In December 2021, we completed an initial public of our common stock, in which we sold 2,200,000 shares. The shares began trading on the NYSE American on December 14, 2021. The shares were sold at an initial public offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $19.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

While all significant accounting policies are more fully described in Note 1 (Summary of Significant Accounting Policies) to our audited financial statements, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.

Allowance for Doubtful Accounts

Accounts receivable consists of amounts owed to us for sales of our products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial conditions. We estimate allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2021 and 2020 there was no allowance for doubtful accounts.

Allowance for Inventory Obsolescence

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value. We reduce the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. Our estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2021 and 2020 there was no allowance for inventory obsolescence.

Useful Lives of Intangible Assets

We assess intangible assets with finite useful lives which are amortized on a systematic basis over their estimated useful lives. The amortization period and amortization method for an intangible asset with a finite useful life reflects the pattern in which the assets’ future economic benefits are expected to be consumed. Where the pattern cannot be reliably determined, the straight-line method is used. The amortization period and method are reviewed at least at each financial year-end. Amortization of intangible assets with fixed determinable lives is recorded on a straight-line basis over 10 years for trademarks.

Equity-Based Compensation

We measure equity-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We recognize any forfeitures as they occur.

We measure equity-based compensation when the service date precedes the grant date based on the fair value of the award as an accrual of equity-based compensation and adjusts the cost to fair value at each reporting date prior to the grant date. In the period in which the grant occurs, the cumulative compensation cost is adjusted to the fair value at the date of the grant.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Accounting Standards and Recent Accounting Pronouncements

See Note 1 (Summary of Significant Accounting Policies) to our audited financial statement for a discussion of recent accounting pronouncements.

Emerging Growth Company Status

Pursuant to the JOBS Act, a company constituting an “emerging growth company” is, among other things, entitled to rely upon certain reduced reporting requirements and is eligible to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are an emerging growth company and have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Our financial statements may, therefore, not be comparable to those of other public companies that comply with such new or revised accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are included beginning on pages F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 due to the material weaknesses in internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the acquisitions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2021 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the following material weaknesses.

Material Weaknesses in Internal Control Over Financial Reporting

Accounting for Related Party Transactions. Management has determined that the Company does not maintain adequate controls to identify and record transactions incurred by related parties on behalf of the Company. Transactions funded by the Company’s largest stockholder or its affiliates, or transactions paid by the Company on behalf of related parties, may not be identified and recorded as part of the Company’s financial statements on timely basis. Management has determined that this represents a material weakness in our internal control over financial reporting because failure to identify and record such transactions could result in a material misstatement to the Company’s financial statements.

Lack of Segregation of Duties. Management has determined that the limited number of the Company employees responsible for accounting and reporting functions results in a lack of segregation of incompatible duties in that such employees have access to both physical assets and the related accounting records or to all phases of a transaction. At December 31, 2021, our principal financial officer had access to the general ledger, access and authority to use Company credit cards, authority to authorize cash disbursements under threshold amounts and access to inventories. Although the Company’s cash disbursements and credit card transactions are subject to oversight, there is a lack of preventative controls with cash disbursements and credit card transactions and limited or no controls with oversight of the general ledger and inventory records. In addition, an individual who serves the Company’s information technology function has transactional access on both of the Company’s primary financial applications and the Company’s principal financial offering has unrestricted administrative access to the Company’s accounting application. As a result, a lack of preventative application controls exists to prevent or detect material misstatements in the financial statements on a timely basis.

Review of Accounts Receivable Subledgers. A lack of regular and timely review of the Company’s accounts receivable subledger resulted in certain accounts receivable being included in accounts receivable aging that had either been previously collected, cancelled, or modified. Due to the lack of timely review, a material weakness exists in the Company’s internal control over financial reporting.

Accounting for Equity-Based Compensation. We did not maintain effective controls regarding the improper application of an assumption used to calculate the fair value of warrants issued to the Company’s underwriters, resulted in a material change in the grant-date fair of the award, and the improper classification of equity-based compensation issued to the Company’s underwriters that is properly recorded as an offering cost.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in this report fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Activities

Accounting for Related Party Transactions. The Company intends to develop and implement a process for capturing related party transactions as they occur, including maintaining related supporting documentation and performing monthly reconciliations, to ensure timely, accurate, and complete financial reporting.

Lack of Segregation of Duties. To ensure timely and accurate financial reporting, management is designing processes to keep authorization, recordkeeping, custody of assets, and reconciliation duties separate, and intends to reevaluate its overall staffing levels within the accounting, finance and information technology departments and may hire additional staff to enable segregation of duties.

Review of Accounts Receivable Subledgers. The Company intends to implement policies requiring regular and timely review of accounts receivable subledgers to prevent and detect possible accuracy issues, existence issues, and ensure the subledger is complete.

Accounting for Equity-Based Compensation. , As part of reevaluating its overall staffing levels within the accounting and finance department, the Company may seek to retain additional resources with qualifications that include a high level of experience with complex accounting transactions and application of U.S. GAAP.

Once the above actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weaknesses has been fully remediated and our internal controls over financial reporting are effective, we will consider these material weaknesses fully addressed.

This annual report does not include an attestation report of Wipfli, LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Our management report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts nonaccelerated filers from the independent registered public accounting firm attestation requirement.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On January 1, 2022, the Company entered into a consulting services agreement with FELCS, LLC, a limited liability company owned by Damian Novak, to provide consulting and advisory services to the Company, including, among other things, assisting in and advising on the development of the Company’s marketing plans, materials and objectives, assisting in the development and implementation of the Company’s growth strategies and processes, and advising on the Company’s systems, policies and procedures. As compensation for such services, the Company’s pays FELCS, LLC a $25,000 monthly consulting fee. The consulting services agreement has an initial term of one year, will automatically renew for additional one year periods unless either party gives the other written notice of non-renewal at least 30 days prior to the end of the then current term, and may be terminated by either party upon 30 days prior written notice.. The foregoing summary of the consulting services agreement is qualified in all respects by the consulting services agreement itself, a copy of which is attached as Exhibit 10.14 to this report and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this Item will be set forth in our definitive proxy statement or an amendment to this Form 10-K, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Code of Ethics

We have adopted a code of conduct that applies to all of our officers, employees and directors, and a separate code of ethics that applies to our Chief Executive Officer and senior financial officers. Our code of conduct and code of ethics are available on our Internet website at ir.freshvinewine.com/info/.

ITEM 11. EXECUTIVE COMPENSATION.

Information in response to this Item will be set forth in our definitive proxy statement or an amendment to this Form 10-K, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain Fresh Vine Wine, Inc.’s 2021 Equity Incentive Plan (the “2021 Plan”), which, as of December 31 is approved to grant up to an aggregate of 1,800,000 shares of our common stock. The purpose of the 2021 Plan is to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, certain key consultants and directors of the Company. Incentives may consist of opportunities to purchase or receive shares of our common stock or other incentive awards. At December 31, 2021, 377,777 shares were reserved for issuance pursuant to outstanding incentive grants, and 1,422,223 shares remained available for issuance pursuant to future grants. The 2021 Plan was approved by Fresh Vine Wine, Inc.’s stockholders.

Effective November 30, 2021, we entered into stock option agreements (the “Founders’ Option Agreements”) with four of our co-founders, Damian Novak, Rick Nechio, Nina Dobrev and Julianne Hough. In connection with these agreements, we established a founders’ option pool comprised of 1,500,004 shares of our common stock (the “Founders’ Option Pool”). Under the agreements, each co-founder was granted a ten-year option to purchase 25% of the shares comprising the Founders’ Option Pool. The options will be exercisable, subject to the satisfaction of vesting conditions, at a price per share equal to $10.00, which was the initial public offering price of our common stock in our initial public offering.

The following table sets forth certain information as of December 31, 2021 with respect to the 2021 Plan and the Founders’ Option Agreements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity Compensation Plans Approved By Security Holders:
2021 Equity Incentive Plan Total	377,777	$0.00	1,422,223
Equity Compensation Plans Not Approved By Security Holders:
Founders’ Option Agreements	1,500,004	10.00	—
Total	1,500,004	$9.75	1,422,223

Additional information in response to this Item will be set forth in our definitive proxy statement or an amendment to this Form 10-K, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this Item will be set forth in our definitive proxy statement or an amendment to this Form 10-K, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information in response to this Item will be set forth in our definitive proxy statement or an amendment to this Form 10-K, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

●	Report of independent registered public accounting firm

●	Balance sheets as of December 31, 2021 and 2020

●	Statements of operations for the years ended December 31, 2021 and 2020

●	Statements of changes in stockholders’ equity/(deficit) for the years ended December 31, 2021 and 2020

●	Statements of cash flows for the years ended December 31, 2021 and 2020

●	Notes to financial statements

(2) Financial Statement Schedules

Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3) Exhibits

See “Exhibit Index” following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2022

FRESH GRAPES, LLC

By:	/s/ Janelle Anderson
Janelle Anderson Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Janelle Anderson and Elliot Savoie, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title

/s/ Janelle Anderson	Chief Executive Officer and Director	March 31, 2022
Janelle Anderson	(principal executive officer)

/s/ Elliot Savoie	Chief Financial Officer and Secretary	March 31, 2022
Elliot Savoie	(principal financial and accounting officer)

/s/ Damian Novak	Executive Chairman and Director	March 31, 2022
Damian Novak

/s/ Rick Nechio	President and Director	March 31, 2022
Rick Nechio

/s/ Eric Doan	Director	March 31, 2022
Eric Doan

/s/ Michael Pruitt	Director	March 31, 2022
Michael Pruitt

/s/ Brad Yacullo	Director	March 31, 2022
Brad Yacullo

/s/ David Yacullo	Director	March 31, 2022
David Yacullo

EXHIBIT INDEX

FRESH VINE WINE, INC.

FORM 10-K

Exhibit Number	Description

3.1*	Plan of Conversion

3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)

3.3	Bylaws of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 20, 2021)

4.1	Form of specimen certificate representing shares of common stock of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 20, 2021)

4.3*	Description of the Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Amended and Restated Consulting Agreement dated March 16, 2021 by and between Fresh Grapes, LLC and Jamey Whetstone d/b/a Whetstone Consulting (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.2†	Alternating Proprietorship Agreement dated July 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.3	Custom Winemaking and Bottling Agreement dated September 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.4	License Agreement dated March 2021 by and between Fresh Grapes, LLC and Nina Dobrev (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.5	Amendment No. 1 dated effective November 12, 2021 to License Agreement dated March 2021 by and between Fresh Grapes, LLC and Nina Dobrev (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

10.6	License Agreement dated March 2021 by and between Fresh Grapes, LLC and Jaybird Investments, LLC (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.7	Amendment No. 1 dated effective November 12, 2021 to License Agreement dated March 2021 by and between Fresh Grapes, LLC and Jaybird Investments, LLC (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

10.8	Contractor Agreement effective March 15, 2021 by and between Fresh Grapes, LLC and Tribe of Five, LLC (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.9#	Second Amended and Restated Employment Agreement effective September 17, 2021 between Fresh Grapes, LLC and Janelle Anderson (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

10.10#	Form of Founders’ Option Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

10.11#	Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 20, 2021)

10.12#	Form of Indemnification Agreement between Fresh Vine Wine, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (File No. 333-261037) filed November 29, 2021)

10.13#	Form of Restricted Stock Unit Agreement, pursuant to the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan, between Fresh Vine Wine, Inc. and each of Timothy Michaels and Elliot Savoie (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A filed November 29, 2021)

10.14*	Consulting Agreement dated January 1, 2022 by and between Fresh Vine Wine, Inc. and FELCS, LLC

10.15#	Separation Agreement and Release dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2022)

10.16#	Amendment No. 1 to Restricted Stock Unit Agreement dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2022)

10.17#	Stock Option Agreement dated as of March 11, 2022 by and between Fresh Vine Wine, Inc. and Janelle Anderson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2022)

10.18*#	Form of Stock Option Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan

10.19*#	Form of Employee Restricted Stock Unit Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan

10.20*#	Form of Director Restricted Stock Unit Agreement granted under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan

23.1*	Consent of Wipfli LLP

24.1	Power of Attorney (incorporated by reference to the signature page of this report)

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
#	Management contract or compensatory plan
†	Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

The audited financial statements for the periods ended December 31, 2021 and December 31, 2020 are included on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fresh Vine Wine, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fresh Vine Wine, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wipfli LLP

Minneapolis, Minnesota

March 31, 2022

We have served as the Company’s auditor since 2021.

FRESH VINE WINE, INC.

BALANCE SHEETS

December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020

Assets
Current assets
Cash	$16,063,941	$4,485
Accounts receivable	208,160	13,152
Accounts receivable - related party	153,075	-
Receivables with recourse	146,314	-
Related party receivables	376,000	72,523
Inventories	159,060	164,570
Prepaid expenses and other	1,150,987	71,991
Total current assets	18,257,537	326,721

Prepaid expenses (long-term)	991,167	-
Intangible assets - net	3,990	4,212

Total Assets	$19,252,694	$330,933

Liabilities, and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$416,716	$68,869
Accrued compensation	416,414	-
Accrued expenses	212,866	-
Accrued expenses - related party	529,617	-
Secured borrowings	171,069	-
Deferred revenue	13,750	-
Promissory note - related party	216,000	-
Related party payables	200,272	1,725,222
Total current liabilities	2,176,704	1,794,091

Total Liabilities	2,176,704	1,794,091

Stockholders' Equity (Deficit)
Class F Members' equity - 0 and 950,000 units issued and outstanding at December 31, 2021 and 2020, respectively	-	250,000

Class W Members' equity - 0 and 100,000 units issued and outstanding at December 31, 2021 and 2020, respectively	-	10,000

Common stock, $0.001 par value - 100,000,000 and 0 shares authorized at December 31, 2021 and 2020, respectively; 12,200,013 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	12,200	-

Preferred stock, $0.001 par value - 25,000,000 and 0 shares authorized at December 31, 2021 and 2020, respectively; 0 shares issued and	-	-
Additional paid-in capital	17,681,141
Accumulated deficit	(617,351)	(1,723,158)
Total Stockholder's Equity (Deficit)	17,075,990	(1,463,158)

Total Liabilities and Stockholders' Equity	$19,252,694	$330,933

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

	Year ended December 31,
	2021	2020

Wholesale revenue	$772,711	$178,088
Direct to consumer revenue	774,421	38,986
Related party service revenue	153,075	-
Total Revenue	1,700,207	217,074

Cost of revenues	1,135,268	175,325
Gross Profit	564,939	41,749

Selling, general and administrative expenses	4,793,445	1,330,030
Equity-based compensation	5,738,029	3,000
Operating Income (Loss)	(9,966,535)	(1,291,281)

Other income (expense)	908	245

Net Income (Loss)	$(9,965,627)	$(1,291,036)

Weighted Average Shares Outstanding
Basic	8,870,902	6,173,066
Diluted	8,870,902	6,173,066

Net Loss per Share - Basic	$(1.12)	$(0.21)
Net Loss per Share - Diluted	$(1.12)	$(0.21)

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

	Member Contributions				Stockholders' Equity				Additional
	Class F		Class W		Common Stock		Preferred Stock		Paid-In	Accumulated
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2019	900,000	$-	-	$7,000	-	$-	-	$-	$-	$(432,122)	$(425,122)

Equity-based compensation	50,000	250,000	100,000	3,000	-	-	-	-	-	-	253,000
Net income (loss)	-	-	-	-	-	-	-	-	-	(1,291,036)	(1,291,036)

Balances at December 31, 2020	950,000	$250,000	100,000	$10,000	-	$-	-	$-	$-	$(1,723,158)	$(1,463,158)

Member units issued	-	-	100,388	2,309,852	-	-	-	-	-	-	2,309,852
Equity-based compensation	464,227	6,848,871	-	-	-	-	-	-	193,325	-	7,042,196
Corporate conversion from Fresh Grapes, LLC to Fresh Vine Wine, Inc.	-	-	-	-	-	-	-	-	(11,071,434)	11,071,434	-
Corporate conversion to common stock	(1,414,227)	(7,098,871)	(200,388)	(2,319,852)	10,000,013	10,000	-	-	9,408,723	-	-
Common stock issued in initial public offering, net of underwriter commission of $1,760,000 and initial public offering costs of $1,087,273	-	-	-	-	2,200,000	2,200	-	-	19,150,527	-	19,152,727
Net income (loss)	-	-	-	-	-	-	-	-	-	(9,965,627)	(9,965,627)

Balances at December 31, 2021	-	$-	-	$-	12,200,013	$12,200	-	$-	$17,681,141	$(617,351)	$17,075,990

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	2021	2020

Cash Flows from Operating Activities
Net income (loss)	$(9,965,627)	$(1,291,036)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	472	317
Equity-based compensation	5,738,029	3,000
Changes in operating assets and liabilities
Accounts receivable	(195,008)	(13,152)
Accounts receivable - related party	(153,075)	-
Receivables with recourse	(146,314)	-
Related party receivables	(303,477)	(72,523)
Inventories	5,510	(136,970)
Prepaid expenses and other	(765,996)	(58,951)
Accounts payable	347,847	4,895
Accrued compensation	416,414	-
Accrued expenses	212,866	-
Accrued expenses - related parties	529,617	-
Deferred revenue	13,750	-
Related party payables	(1,524,950)	1,317,378
Net cash provided by (used in) operating activities	(5,789,942)	(247,042)

Cash Flows from Investing Activities
Purchase of intangible assets	(250)	(4,313)
Net cash provided by (used in) investing activities	(250)	(4,313)

Cash Flows from Financing Activities
Proceeds from promissory note - related party	432,000	-
Payments of related party notes payable	(216,000)	-
Proceeds from secured borrowings	171,069	-
Proceeds from issuance of member units	2,309,852	250,000
Proceeds from initial public offering, net of offering costs	19,152,727	-
Net cash provided by (used in) financing activities	21,849,648	250,000

Net Increase (Decrease) in Cash	16,059,456	(1,355)

Cash - Beginning of Year	4,485	5,840

Cash - End of Year	$16,063,941	$4,485

Supplemental disclosure of non-cash activities:	2021	2020
Issuance of units for prepaid marketing services	$1,565,000	$-

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Vine Wine, Inc. (the Company), a Nevada corporation, is a premium wine brand built to complement consumers’ healthy and active lifestyles. The Company provides a competitively priced premium product that is blended to deliver several important benefits, such as low-cal, low-sugar, low-carb. The Company’s wines are also gluten-free and keto and vegan friendly.

The Company’s revenue is comprised primarily of wholesale and direct to consumer (DTC) sales, and representation and distribution services. Wholesale revenue is generated through sales to distributors located in states throughout the United States of America. DTC revenue is generated from individuals purchasing wine directly from the Company through club membership and the Company’s website. Representation and distribution service revenue is generated by providing access to new markets and distribution channels.

Basis of Presentation

The Company’s financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the financial statements. In certain instances, amounts reported in prior period financial statements have been reclassified to conform to the current financial statement presentation.

Corporate Conversion

On December 8, 2021, in relation to preparing for its initial public offering (“IPO”), Fresh Grapes, LLC filed a certificate of conversion, whereby Fresh Grapes, LLC effected a corporate conversion from a Texas limited liability company to a Nevada corporation and changed its name to Fresh Vine Wine, Inc. Pursuant to the corporate conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 6.1934 units for one share of common stock. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was recorded to additional paid-in capital. The corporate conversion was approved by members holding a majority of the outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock $0.001 par value per share and 25,000,000 shares of preferred stock $0.001 par value per share. The Company determined that the corporate conversion is equivalent to a change in the Company’s capital structure. As such, all references in the audited financial statements to the number of shares and per-share amounts of member units are now presented as common stock and have been retroactively restated to reflect this conversion.

Initial Public Offering

On December 17, 2021, the Company completed its IPO whereby it sold 2,200,000 shares of common stock at a public offering price of $10 per share. The aggregate net proceeds received by the Company from the offering were approximately $19.2 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 12,200,013 shares of common stock were outstanding. The shares began trading on December 14, 2021 on The New York Stock Exchange under the symbol “VINE”.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowance for doubtful accounts, allowance for inventory obsolescence, the useful lives of intangible assets, equity-based compensation for employees and non-employees, and the valuation of deferred tax assets.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

Cash

The Company maintains its accounts at two financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2021 and 2020 there was no allowance for doubtful accounts.

The Company periodically factors outstanding accounts receivable, with full recourse, at a percentage of face value. See Note 10 for further discussion of this arrangement.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2021 and 2020 there was no allowance for inventory obsolescence.

Intangible Assets

The Company assesses for impairment intangible assets with finite useful lives which are amortized on a systematic basis over their estimated useful lives. The amortization period and amortization method for an intangible asset with a finite useful life reflects the pattern in which the assets' future economic benefits are expected to be consumed. Where the pattern cannot be reliably determined, the straight-line method is used. The amortization period and method is reviewed at least at each financial year-end. Amortization of intangible assets with fixed determinable lives is recorded on a straight-line basis over 10 years for trademarks.

Deferred Offering Costs

Deferred offering costs primarily consist of legal, accounting, SEC filing fees, and any other fees relating to the Company’s initial public offering. The deferred offering costs were capitalized as incurred and were offset against proceeds from the sale of shares of common stock at the closing of the Company’s IPO.

Revenue Recognition

The Company’s total revenue reflects the sale of wine domestically in the U.S. to wholesale distributors or DTC and related party service revenues. Under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), the Company recognizes revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling as a fulfillment activity, with amounts billed to customers for shipping and handling included in total revenue.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

Revenue Recognition (continued)

The Company also generates revenue through membership in its wine club. Wine club members pay a monthly fee, which varies depending on level of membership, and are entitled to receive quarterly shipments of wine, free shipping, and discounts on other wine and merchandise purchased. The Company recognizes revenue for the monthly membership dues when product is delivered. Any membership dues received before product is delivered is recorded as deferred revenue on the Company’s balance sheet.

The Company has determined that related party service revenue should be recognized over the period of time it provides such services. ASC 606 also notes that when another party is involved in providing goods or services to a customer, the entity should determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself (that is, the entity is a principal) or to arrange for those goods or services to be provided by the other party (that is, the entity is an agent). The Company does not bear responsibility for inventory losses and does not have pricing determination; therefore, the Company would be considered the agent and revenue should be recognized as net sales.

Products are sold for cash or on credit terms. Credit terms are established in accordance with local and industry practices, and typically require payment within 30-60 days of delivery or shipment, as dictated by the terms of each agreement. The Company has elected the practical expedient to not account for significant financing components as its payment terms are less than one year, and the Company determines the terms at contract inception. The Company’s sales terms do not allow for the right of return except for matters related to manufacturing defects, which are not material.

Disaggregated Revenue Information

The following table presents the percentages of total revenue disaggregated by sales channels for the years ended December 31, 2021 and 2020:

	Year ended
	December 31,
	2021	2020
Wholesale	45.4%	82.0%
Direct to consumer	45.5%	18.0%
Related party service	9.1%	0.0%
Total revenue	100.0%	100.0%

Contract Balances

When the Company receives pre-orders or payment from a customer prior to transferring the product under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company will record deferred revenue when cash is collected from customers prior to the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met. When the Company does not receive payment from a customer prior to or at the transfer of the product under the terms of a contract, the Company records accounts receivable, which represents a contract asset.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

Contract Balances (continued)

The following table reflects the changes in the contract liability balance during the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Outstanding at beginning of period	$-	$-
Increase (decrease) attributable to:
Upfront payments	257,492	-
Revenue recognized	(243,742)	-
Outstanding at end of period	$13,750	$-

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

●	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at December 31, 2021 and 2020, due to the short maturity nature of these items.

Income Taxes

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2021 or 2020, and as such, no interest or penalties were recorded to income tax expense. As of December 31, 2021 and 2020, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Prior to the conversion, the Company was a limited liability company and therefore was a disregarded legal entity for income tax purposes. Accordingly, no benefit for income taxes was recorded prior to the conversion.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

Income Taxes (continued)

For years before 2019, the Company is not subject to U.S. federal or state income tax examinations. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses.

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recognizes any forfeitures as they occur. As of December 31, 2021, there was $1,304,167 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets.

The Company measures equity-based compensation when the service inception date precedes the grant date based on the fair value of the award as an accrual of equity-based compensation and adjusts the cost to fair value at each reporting date prior to the grant date. In the period in which the grant occurs, the cumulative compensation cost is adjusted to the fair value at the date of the grant. As of December 31, 2021 and December 31, 2020, there was no accrued equity-based compensation.

Effective December 9, 2021, the Company adopted an equity incentive plan which allows for the granting of incentive and non-qualified stock options, restricted and unrestricted stock and stock units, stock appreciation rights, performance units and other stock-based awards to current and prospective employees and directors of, and consultants and advisors to, the Company.

See Note 7 for further discussion of equity-based compensation incurred in 2021 and 2020.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2021 and 2020 was approximately $1,873,000 and $161,000, respectively.

Application of New or Revised Accounting Standards

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company constituting an “emerging growth company” is, among other things, entitled to rely upon certain reduced reporting requirements and is eligible to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

The Company is an emerging growth company and has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocable opts out of the extended transition period provide in the JOBS Act.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability between organizations by recording assets and liabilities on the balance sheet relating to both operating and finance leases with terms longer than 12 months, and disclosing key information about the lease terms. Topic 842, Leases, supersedes Topic 840. This guidance will be effective for the Company beginning with the year ending December 31, 2022, with early adoption permitted. The Company does not currently have any leases that require disclosure under Topic 842.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

Recently Issued Accounting Pronouncements (continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, collectively, ASC 326, to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For many entities with financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which may result in the earlier recognition of credit losses on financial instruments. This guidance will be effective for the Company beginning with the year December 31, 2023, with early adoption permitted.

Net Loss per Share

Basic net loss per share is determined by dividing net loss attributable to shareholders by the weighted-average shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the numbers of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. The following table shows the components of diluted shares for the years ending:

	December 31, 2021	December 31, 2020
Weighted average shares outstanding - basic	8,870,902	6,173,066
Dilutive effect of shares authorized	-	-
Shares used in computing net loss per share - diluted	8,870,902	6,173,066

At December 31, 2021, 2,744,778 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

Mezzanine Equity

Due to the contingently redeemable nature of Class F partner investor units issued in March 2021, the Company classified these units as temporary equity in the mezzanine section of the balance sheet prior to its conversion to a C-Corporation. These units were recorded at their initial carrying value, which equaled fair value as determined as of the issue date in March 2021. Upon the Company’s conversion from a limited liability company to a C-Corporation in December 2021, these units were redeemed and converted to 1,938,534 shares of common stock.

2.	INVENTORIES

Inventories consist of the following at:

	December 31, 2021	December 31, 2020
Inventory – finished goods	$137,647	$164,570
Inventory – merchandise	21,413	-
Total	$159,060	$164,570

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

3.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	December 31, 2021	December 31, 2020
Prepaid license and fees	$3,395	11,805
Prepaid marketing expenses - current	313,000	$-
Prepaid marketing expenses – long-term	991,167	-
Inventory deposits	758,280	29,471
Other prepaid expenses	76,313	30,715
Total	$2,142,155	$71,991

4.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following at:

	Useful Life	December 31, 2021	December 31, 2020
Trademarks	10 Years	$4,788	$4,538
Accumulated amortization		(798)	(326)
Intangible assets - net		$3,990	$4,212

Amortization expense for intangibles for the years ended December 31, 2021 and 2020 was $472 and $317, respectively.

The estimated amortization expense for the periods subsequent to December 31, 2021 is as follows:

Trademarks
2022	$479
2023	479
2024	479
2025	479
2026	479
After 2026	1,595
$3,990

5.	DEFERRED REVENUE

Deferred revenue represents amounts received prior to period-end but earned in the following period. Deferred revenue consists of the following at:

	December 31, 2021	December 31, 2020
Orders not yet shipped	$4,099	$-
Direct to consumer prepayments	9,651	-
Deferred revenue	$13,750	$-

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

6.	STOCKHOLDERS’ EQUITY

The Company had one class of member units through March 2021. Prior to March 2021, the Company had 105 member units issued and outstanding as of December 31, 2020. There was no limitation on the number of Units that may be issued by the Company. Units had no par value. Each member had one vote for each unit owned.

During March 2021, the Company amended its operating agreement to create three classes of units, designated as Class F, Class W and Class P. The Company authorized 1,263,501 of Class F Units, 200,388 Class W Units and 50,000 Class P Units. Each Class F Member had the right of first refusal to purchase their pro rata share of all additional units that the Company may issue from time to time. Each Class F member was entitled to distributions, subject to authorization of certain members, with the first 50% being allocated to pay off a member loan, if applicable, and the remaining 50% in proportion to their percentage interests. Thereafter, distributions would be allocated to Class F, Class W, and vested Class P members in proportion to their respective pro rata ownership interests. In conjunction with the amendment, the Company converted its original member units to Class F and Class W units. As of March 1, 2021, 95 original member units were converted to 950,000 Class F units and 10 original member units were converted to 100,000 Class W units.

Class W and Class P units were non-voting units. Further, Class P units were not entitled to distributions until certain hurdle provisions as set by Board of Managers at the time of the award would be met and the units were fully vested. Any issued units vest 25% after one year with the remaining 75% vesting monthly over an additional three-year period.

Corporate Conversion

On December 8, 2021, in connection with its IPO, Fresh Grapes, LLC filed a certificate of conversion, whereby Fresh Grapes, LLC effected a corporate conversion from a Texas limited liability company to a Nevada corporation and changed its name to Fresh Vine Wine, Inc. Pursuant to the conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 6.1934 units for one share of common stock. The Company had 1,614,615 member units issued and outstanding as of December 8, 2021. After giving effect to the corporate conversion, all outstanding Class F member units were converted to 8,758,915 shares of common stock, and all outstanding Class W member units were converted to 1,241,098 shares of common stock. The number of common shares outstanding as of such date is 10,000,013. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was recorded to additional paid-in capital. The corporate conversion was approved by members holding a majority of the outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock $0.001 par value per share and 25,000,000 shares of preferred stock $0.001 par value per share. All references in the audited financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect this conversion.

Initial Public Offering

On December 17, 2021, the Company completed its IPO whereby it sold 2,200,000 shares of common stock at a public offering price of $10 per share. The aggregate net proceeds received by the Company from the offering were approximately $19.2 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 12,200,013 shares of common stock were outstanding. The shares began trading on December 14, 2021 on The New York Stock Exchange under the symbol “VINE”.

7.	EQUITY-BASED COMPENSATION

In March 2021, the Company authorized 140,300 Class F member units in exchange for consulting services related to securing celebrity members and ambassadors of the Company and executed license agreements with the celebrity members, both of which occurred in March 2021. The estimated value of the award at the service inception date in March 2021 was $701,500. The service inception date preceded the grant date as the award had not been mutually agreed to and, therefore, was revalued at fair value as of June 30, 2021. In September 2021, the award was agreed to and the grant date was established. Therefore, the units were granted and the accrued equity-based compensation was reclassified to Class F Member’s Equity on the Company’s balance sheet at the grant date fair value of $4,902,802.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

7.	EQUITY-BASED COMPENSATION (continued)

In March 2021, the Company issued 313,000 Class F partner investor units in exchange for various advertising and marketing services over a 5 year period with an estimated value of $1,565,000 to be amortized over 5 years. In addition to the 313,000 Class F partner investor units issued in March 2021, the agreement included a put option if a threshold of $5,000,000 in earnings before interest, taxes, depreciation, and amortization (EBITDA) in either fiscal year 2022 or 2023 were not met in which the member would have the option to withdraw from the Company which would trigger the mandatory sale of the member’s entire membership interest back to the Company. As these units were contingently redeemable, they were presented as “Mezzanine Equity” on the Company’s balance sheet until December 8, 2021 when the Company converted from a limited liability company to a C-Corporation. Upon conversion and amendment of the Company’s operating agreement, the units previously recorded under “Mezzanine Equity” were converted to shares of common stock which no longer have the put option.

The estimated expense for various marketing and advertising services in exchange for Class F partner investor units, now common stock, described in the preceding paragraph for the periods subsequent to December 31, 2021 is as follows:

Advertising and Marketing Expense
2022	$313,000
2023	313,000
2024	313,000
2025	313,000
2026	52,167
$1,304,167

In August 2021, the Company entered into an employment agreement to hire a Chief Executive Officer. As part of this agreement, the Company issued 10,927 additional Class F member units valued at approximately $382,000. The terms of the employment agreement also call for 67,224 additional restricted stock unit awards subject to the successful consummation of the Company’s IPO achieving certain market capitalization milestones ranging from $225M to $300M, of which 33,612 is subject to a secondary public offering. The Company successfully completed its IPO on December 17, 2021 but failed to reach the target market capitalization milestones per the agreement. Since the performance condition of successfully consummating an IPO has been met, but the market condition of meeting market capitalization milestones has not been met, the probability that the market condition will be met has been factored into the fair value of the award. As of December 31, 2021, the fair value of the award was approximately $21,000. A securities offering such as an IPO is not considered probable to occur until it’s consummated. A secondary public offering has not been contemplated as of the date these financial statements were available to be issued. Under ASC 710 and ASC 718, compensation costs for awards containing performance conditions should only be recorded when considered to be probable to occur; therefore, no equity-based compensation cost was recorded in relation to the award that contains the secondary public offering condition for the year ended December 31, 2021.

As of December 31, 2021, these RSU awards of the Company outstanding were as follows:

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	-	-
Granted	67,224	9.96
Forfeited	-	-
Outstanding at December 31, 2021	67,224	9.96

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

7.	EQUITY-BASED COMPENSATION (continued)

In November 2021, the Company executed founder option agreements with four Class F members. The terms of the agreements grant each founder the right and option to purchase common stock up to 25% of the total shares in the Founders’ Option Pool upon the consummation of the Company’s IPO. The Founder’s Option Pool is a pool of shares reserved for founding members of the Company and will be comprised of 15% of the total shares of common stock outstanding immediately prior to the initial closing of the IPO. The options will vest in 20% installments. Each installment will vest upon the closing price of common stock reaching certain milestones ranging from 200% to 600% of the IPO price. If the vesting condition is not achieved within three years of the grant date, the options will forfeit. As of December 31, 2021, the options have not reached any of the vesting milestones required and as such, the probability of reaching each milestone has been factored into the value to be recognized over the three-year vesting period. As of December 31, 2021, $980 of equity-based compensation expense has been recognized relating to these stock options. The total unrecognized equity-based compensation expense was $77,067 as of December 31, 2021.

The Company also granted to the underwriter a 45-day option to purchase up to 330,000 additional shares of common stock at $9.20 per share. As of December 31, 2021, none of these stock options were exercised.

As of December 31, 2021, the underwriter options and founders’ options to purchase common shares of the Company outstanding were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	-	$-	-
Granted	1,830,000	9.86	8.18
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2021	1,830,000	$9.86	8.18

Exercisable at December 31, 2021	330,000	$9.20	0.09

On December 17, 2021, in connection with the Company’s IPO, the Company granted to the underwriter warrants to purchase up to 110,000 shares of common stock at $12 per share. These warrants vest one year from the date of issuance and are exercisable for four years after the vesting date.

As of December 31, 2021, the underwriter warrants to purchase common shares of the Company outstanding were as follows:

	Number of Warrants	Weighted Average Exercise rice	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	-	$-	-
Granted	110,000	12.00	4.96
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2021	110,000	$12.00	4.96

Exercisable at December 31, 2021	-	$-	-

There was no net impact recognized by the Company in the accompanying statements as the warrants and stock options issued to the underwriter were equity-based awards issued for services rendered by the underwriter for the IPO that was offset by the Company recognizing the fair value as direct incremental costs associated with the IPO by reducing paid-in capital for the same amount.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

7.	EQUITY-BASED COMPENSATION (continued)

On December 17, 2021, the Company granted 125,926 and 251,851 restricted stock units to its Chief Financial Officer and Chief Operating Officer, respectively. These restricted stock units have a vesting period of 180 days after the date of the final prospectus. Total equity-based compensation expense related to these restricted stock units was approximately $171,000 as of December 31, 2021. The total unrecognized equity-based compensation expense was approximately $1.9 million.

As of December 31, 2021, the restricted stock units of the Company outstanding were as follows:

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	-	-
Granted	377,777	0.45
Forfeited	-	-
Outstanding at December 31, 2021	377,777	0.45

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the New York Stock Exchange on the grant date. The risk-free interest rates, ranging from 0.02% to 0.27%, are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected term for employee and nonemployee awards ranged from 5 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 75% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probably that the performance condition will be satisfied.

8.	INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Current	$-	$-
Deferred	-	-
Total	$-	$-

Following the conversion of Fresh Grapes, LLC to Fresh Vine Wine, Inc. on December 7, 2021, Fresh Vine Wine, Inc. will begin filing federal and state returns where required. No income tax benefit was recorded for the period ended December 8, 2021 through December 31, 2021, due to net losses and recognition of a valuation allowance. The following table represents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ending December 31, 2021 and 2020:

	2021		2020
Tax expense (benefit) at statutory rate	$(2,093,000)	21.0%	$-
State income tax expense (benefit), net of federal tax effect	(14,000)	0.1%	-
Change in valuation allowance on deferred tax assets	519,000	-5.2%	-
Conversion from LLC to C Corporation	1,588,000	-15.9%	-
Income tax expense (benefit)	$-	0.0%	$-

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

8.	INCOME TAXES (continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2021. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Accrual to cash	$234,000	$-
Deferred revenue	3,000	-
Stock based compensation	45,000	-
Net operating losses	237,000	-
Valuation allowance	(519,000)	-
Net deferred tax assets:	$-	$-

At December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $1,020,000 and $296,000, respectively. The net operating loss carryforwards have no expiration.

9.	SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labeling, and packaging. The Company purchases finished goods through blanket sales orders that require a 50% deposit. In addition to the purchases of finished goods, the Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the year ended December 31, 2021, more than 90% of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from a single customer that operates in several markets. For the year ended December 31, 2021, 50% of the Company’s wholesale revenue came from this customer. No customers accounted for more than 10% of total revenue in 2020. At December 31, 2021, this customer accounted for 61% of accounts receivable. No customers accounted for more than 10% of accounts receivable at December 31, 2020.

10.	COMMITMENTS AND CONTINGENCIES

In October 2020, the Company entered into a management agreement with a related party, Nechio & Novak MGT, LLC, a member of the Company, to provide management services for an initial term of ten years, with successive automatic one-year renewals unless either party gives a 180-day written notice of termination. Under the agreement, the Company agreed to pay a monthly fee equal to 4% of the Company’s total revenue earned for the previous month, provided the Company generated profits as defined in the agreement. During the years ended December 31, 2021 and 2020, the Company did not record any management fees. In November 2021, the Company and Nechio & Novak MGT, LLC agreed to terminate this agreement immediately prior to the closing of the Company’s IPO.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

10.	COMMITMENTS AND CONTINGENCIES (continued)

During March 2021, the Company entered into two license agreements with the Class F partner investors for marketing and advertising services. The agreements require ongoing payments of $300,000 per agreement each year for an initial term of five years. Additionally, the agreements require the Company to reimburse out of pocket expenses related to promotion of the Company’s products. In November 2021, the agreements were amended to include, among other provisions, partners investor options to terminate the agreements if a $5 million EBITDA threshold is not met in either 2022 or 2023. The total expense relating to the agreements was $500,000 for the year ended December 31, 2021, all of which is included in accrued expenses as of December 31, 2021.

The estimated expense for the periods subsequent to December 31, 2021 is as follows:

Advertising and Marketing Expense
2022	$600,000
2023	600,000
2024	600,000
2025	600,000
2026	100,000
$2,500,000

Sponsorship Agreements

During 2020, the Company entered into multiple sponsorship agreements with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments ranging from $100,000 to $250,000 per agreement. Due to the Covid-19 pandemic, many of these agreements were postponed or renegotiated to reduce payments until in-person fan attendance at the stadiums returns to normal. The total expense relating to these agreements for the years ended December 31, 2021 and 2020 was $584,325 and $38,750, respectively.

The estimated expense for the sponsorship agreements as described above for the periods subsequent to December 31, 2021 is as follows:

Advertising and Marketing Expense
2022	$784,690
2023	387,232
2024	54,057
$1,225,979

Accounts Receivable Financing

In September 2021, the Company entered into an agreement with an unrelated party to pledge eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement has an initial term of one year which will automatically renew for successive one year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means the Company bears the risk of nonpayment and, therefore, does not meet the definition of a factoring arrangement under ASC 310-10-05-6. The amounts advanced to the Company are classified as a secured loan on the Company’s balance sheet and any fees computed on the outstanding amounts are treated as interest expense on the Company’s statement of operations. The Company had pledged approximately $146,000 of customer accounts which is recorded as receivables with recourse, and has secured borrowings of approximately $171,069 as of December 31, 2021. Total interest expense recorded in association with the secured loan was $22,256 for the year ended December 31, 2021.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

11.	TRANSACTIONS WITH RELATED PARTIES

In addition to the agreements discussed in Note 10, the Company had an arrangement with Rabbit Hole Equity, LLC (RHE), a related party due to common ownership, under which RHE provided development, administrative and financial services to the Company. RHE is solely owned by the majority member of Nechio and Novak, LLC, which is the majority shareholder of the Company. Under the agreement, the Company will pay or reimburse RHE, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any selling, general and administrative activities performed by RHE or RHE employees, RHE, as applicable, charged back the employee salaries and wages, rent and related utilities. Beginning in December 2021, the Company entered into a payroll arrangement with a third party and now incurs employee salary and wage expenses directly.

The shared expenses are as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Salaries and wages	$1,598,655	$699,181
Rent	81,050	70,775
Utilities	3,950	8,561
	$1,683,655	$778,517

In addition to the expenses paid by RHE to be reimbursed by the Company, several other related parties have incurred expenses or advanced cash to be reimbursed by the Company. Damian Novak is the Executive Chairman of the Company and majority member of Nechio and Novak, LLC, which is a majority shareholder of the Company. Damian Novak is also the majority member of Kratos Advisory, LLC, Appellation Brands, LLC, TC Healthcare, LLC and is the sole member of Rabbit Hole Equity DTP, LLC. The Company will pay or reimburse, as applicable, for any expenses the related parties incur while acting on behalf of the Company.

Additionally, the Company records receivables related to any expenses incurred on behalf of or cash advances to related entities.

Amounts due to related parties were as follows as of December 31, 2021 and 2020:

	2021	2020
Rabbit Hole Equity, LLC	$111,545	$1,208,143
Appellation Brands, LLC	88,727	-
Damian Novak	-	337,755
Rabbit Hole Equity DTP, LLC	-	129,218
Nechio & Novak, LLC	-	20,051
Kratos Advisory, LLC	-	30,055
	$200,272	$1,725,222

Amounts due from related parties were as follows as of December 31, 2021 and 2020:

	2021	2020
Appellation Brands, LLC	$-	$72,523
Damian Novak	325,346	-
TC Healthcare, LLC	5,177	-
Kratos Advisory, LLC	45,477	-
	$376,000	$72,523

In September 2021, the Company issued a promissory note to a Class F member in exchange for $216,000. The term of the note is the later of 2 months from the date of the note or upon successful consummation of the IPO. The annual interest rate on the note is the maximum legal amount allowed under the applicable usury laws minus 1%, which is 7% at December 31, 2021. The Company repaid all of the principal balance plus accrued interest of $9,125 in December 2021.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2021 and 2020

11.	TRANSACTIONS WITH RELATED PARTIES (continued)

In October 2021, the Company issued an additional promissory note to a Class F member in exchange for $216,000. The term of the note is the later of 2 months from the date of the note or upon successful consummation of the IPO. The annual interest rate on the note is the maximum legal amount allowed under the applicable usury laws minus 1%, which is 7% at December 31, 2021. The Company may repay all or any portion of the principal balance at any time without penalty. The total amount of interest accrued on this note as of December 31, 2021 was $9,125. In January 2022, the Company repaid the $216,000 promissory note in full plus accrued interest of $9,125.

In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a related party due to common ownership in the wine industry, to provide representation and distribution services. The Company provides access to new markets and retail and wholesale customers to the related party. In exchange for these services, the Company receives a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. The term of the agreement is one year and will automatically renew for additional one-year periods until terminated by either party with thirty days prior written notice. As of December 31, 2021, the Company had recognized $153,075 in service revenue related to this agreement.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2022, the date which the financial statements were available to be issued.

In January 2022, the Company entered into a consulting agreement with FELCS, LLC, an entity owned by Damian Novak to provide consulting and advisory services to the Company in exchange for $25,000 per month payments. The agreement expires in December 2022, subject to automatic one-year renewals unless written notice to terminate the contract is given by either party.

On January 18, 2022, the Company granted 16,000 restricted stock units to an employee of the Company that vest 210 days after the date of the final prospectus for the IPO. On March 2, 2022, the Company granted 16,200 restricted stock units to an employee of the Company that vest on June 18, 2022. The employees must remain continuously employed by the Company through the periods in order for the units to vest.

On February 24, 2022, the Company entered into a separation agreement with the former Chief Operating Officer (“COO”). Among other things, the Company agreed to provide the former COO with cash and expense reimbursements totaling $175,000 and an amendment of the COO’s Restricted Stock Agreement to accelerate the vesting of 251,851 restricted stock units.

On March 11, 2022, the Company granted the option to purchase 427,001 shares of common stock at $3.47 per share to its Chief Executive Officer, pursuant to the employment agreement with the Company. The shares vest in three equal installments on the six month, one year, and two year anniversaries of the grant date and are exercisable for 10 years from the grant date.