Form 10-K/A
period 2021-12-31
Fresh Vine Wine, Inc.
filed 2022-05-02
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER: 001-41147

FRESH VINE WINE, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 24, 2022, Fresh Vine Wine, Inc. had 12,451,864 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Fresh Vine Wine, Inc. (the “Company,” “Fresh Vine Wine,” “we,” “us” or “our”) for the year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2021, or as an amendment to the Annual Report on Form l0-K, not later than the end of the 120-day period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Filing and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who served as our executive officers and directors as of March 31, 2021, which is the Original Filing was filed with the SEC.

Name	Age	Position
Damian Novak	45	Executive Chairman and Director
Janelle Anderson	47	Chief Executive Officer and Director
Rick Nechio	44	President and Director
Elliot Savoie (1)	37	Chief Financial Officer and Secretary
Eric Doan	42	Director
Michael Pruitt	61	Director
Brad Yacullo	58	Director
David Yacullo	55	Director

(1)	Ellen Scipta was appointed to serve as Chief Financial Officer and Secretary on March 31, 2022, following the filing of the Original Filing with the SEC, replacing Elliot Savoie. Mr. Savoie continues to be employed by the Company as Head of Corporate Development and Ventures.

Damian Novak is a co-founder of the Company and has served as its Executive Chairman and member of its board of managers since its inception in May 2019. Mr. Novak manages a portfolio of business interests across Food & Beverage, Healthcare, Real Estate, and Management Consulting industries, among others, from his headquarters in Minneapolis, Minnesota. As a leader and self-motivated innovator, Damian is an experienced boardroom executive with a history of building sustainable, growth-oriented businesses. During the past three decades Mr. Novak has accelerated several start-ups from inception to profitable revenue. Mr. Novak evaluates, designs, and implements strategies for acquisitions, operations, and dispositions of private investments, and leads and manages all entity setup and structuring, capital financing, and investor relationship management. Mr. Novak received a Bachelor of Science (B.S.) in Electrical and Computer Engineering from the University of Wisconsin-Madison and a Masters of Business Administration (M.B.A.) from the University of St. Thomas in Minneapolis, Minnesota.

Janelle Anderson joined the Company as Chief Marketing Officer in August 2021, was appointed as Chief Executive Officer in September 2021 and was appointed as a director of the Company as of November 4, 2021. Prior to joining the Company, Ms. Anderson most recently served as Officer Global Marketing at American Airlines from April 2018 until December 2020, where she led its global marketing efforts, including the development and implementation of brand and marketing strategies customer experience and digital. Previously Ms. Anderson was employed by PepsiCo for 14 year. She held various positions of increasing responsibility in marketing, serving as Vice President of Shopper Marketing across all the PepsiCo division from 2015 through March 2018. Previously, she led the Frito Lay Shopper Team, the Tostitos portfolio and various other positions including innovation, small and large brands. At PepsiCo, she lead teams focused on building marketing strategies, brand visioning and positioning as consumer needs evolved. Ms. Anderson began her career with GE Capital in their Leadership Development Program. Ms. Anderson is involved with Jonathan’s Place, a local charity that provides a safe, loving home and specialized services to victims of abuse, abandonment and neglect. Ms. Anderson holds a Master of Business Administration (M.B.A.) from the University of Michigan and a Bachelor of Arts and Bachelor of Business Administration (B.A.) from the University of St. Thomas.

Rick Nechio is a co-founder and director of the Company who served as Chief Marketing Officer from its inception through July 2021 and has served as its President since August 2021. Mr. Nechio is also a Founding Partner of Appellation Brands LLC (producer of Danica Rosé), a wine brand that he helped launch in April 2019, and serves as a Founding Partner of Nechio & Novak, LLC, a private equity firm organized in January 2019 that specializes in long-term value creation within the consumer goods segment, and has served as Chairman of Nechio Network, a brand accelerator formed in 2016. Prior the Company’s inception, Mr. Nechio served as Vice President Business Development for FitVine Wine from February 2017 to February 2019, and held various positions at Anheuser-Busch InBev, including North American Zone Director Transit from January 2015 to January 2017, Director Retail Development, Trade Relations and Trade Communications from October 2011 to December 2014, and Director, National Retail Sales from May 2010 to October 2011. Mr. From 2007 to 2010, Mr. Nechio piloted an Anheuser-Busch USA High End chain selling program for the Stella Artois brand. Mr. Nechio was also part of the team that developed the Michelob Ultra disruptive brand strategy. Mr. Nechio holds a Bachelor of Science, Business Administration degree from University Veiga de Almeida and has completed an Executive Education Program, Driving Profitability Growth offered by Harvard Business School.

Elliot Savoie has served as Head of Corporate Development and Ventures for the Company since March 31, 2022, and previously served as Chief Financial Officer and Secretary of the Company since October 2019. Concurrent with his role at the Company, Mr. Savoie served as Chief Financial Officer of Rabbit Hole Equity, L.L.C. prior to the completion of the Company’s initial public offering. Rabbit Hole Equity, L.L.C. is a family office that manages a portfolio of business investments held by Damian Novak and his affiliates. Mr. Savoie has held various other CFO roles across the Rabbit Hole Equity network of companies since October 2019, including with management consultancy, Kratos Advisory LLC, and wine brand management company, Appellation Brands LLC (producer of Danica Rosé). Prior to joining the Company, Elliot worked as Corporate Strategy Manager of Cargill, Inc. from November 2017 to September 2019, where he managed global strategy projects and transformation initiatives. He also worked as an Engagement Manager with Grant Thornton’s Strategy & Performance Improvement practice from January 2013 to October 2017. Mr. Savoie has dedicated his career to advising corporate and private equity clients in the areas of transaction strategy, corporate turnaround and transformation, and commercial due diligence. He holds a bachelor’s degree and a Master of Business Administration (M.B.A) from the University of Minnesota’s Carlson School of Management.

Eric Doan joined the Company’s board of directors on December 13, 2021, which was the effective date of the registration statement for the Company’s initial public offering. Mr. Doan serves as Chief Financial Officer of Orchard Software Corporation, a position he has held since April 2020. Before joining Orchard Software, Mr. Doan previously held Chief Financial Officer and Chief Operating Officer positions in private equity-backed companies, most recently as Chief Financial Officer of Edmentum Inc. from July 2018 through March 2020, Chief Financial Officer of myON by Renaissance from May 2017 to July 2018, and Chief Operating Officer of Jump Technologies, Inc. from September 2016 to May 2017. Mr. Doan holds bachelor’s degrees in Zoology and Classical Humanities and a Master of Business Administration (MBA) from Miami University.

Michael D. Pruitt joined the Company’s board of directors on December 13, 2021, which was the effective date of the registration statement for the Company’s initial public offering. Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments in 1999. In 2001, he formed Avenel Ventures, a technology investment and private venture capital firm. In February 2005, Mr. Pruitt formed Chanticleer Holdings, Inc., then a public holding company (now known as Sonnet BioTherapeutics Holdings, Inc.), and he served as Chairman of the Board of Directors and Chief Executive Officer until April 1, 2020, at which time the restaurant operations of Chanticleer Holdings were spun out into a new public entity, Amergent Hospitality Group, Inc., where Mr. Pruitt continues to serve as its Chairman and Chief Executive Officer. Mr. Pruitt has been a member of the Board of Directors of IMAC Holdings, Inc. (Nasdaq- IMAC) since October 2020 and currently serves on its Compensation Committee and as Chair of its Audit Committee. Mr. Pruitt also served as a director on the board of Hooters of America, LLC from 2011 to 2019. Mr. Pruitt received a B.A. degree from Costal Carolina University. He currently sits on the Board of Visitors of the E. Craig Wall Sr. College of Business Administration, the Coastal Education Foundation Board, and the Athletic Committee of the Board.

Brad Yacullo joined the Company’s board of directors on December 13, 2021, which was the effective date of the registration statement for the Company’s initial public offering. Mr. Yacullo joined ACE Outdoor in September 2019, where he currently serves as a partner. ACE Outdoor is a boutique outdoor media company with bulletin and wall inventory on the Sunset Strip in West Hollywood, California. Mr. Yacullo also co-founded Agra Energy in March 2017. Agra Energy is a company that converts dairy manure into a renewable sulfur free synthetic fuel. Previously, Mr. Yacullo served as Sales Executive at Cisco Systems from January 1995 until January 2003. Mr. Yacullo began his career in January 1991 at Platinum Technology, where he sold enterprise level software to many industries. Mr. Yacullo holds a Bachelor of Science degree in Business Administration, with a major in information systems, from Drake University.

David Yacullo joined the Company’s board of directors on December 13, 2021, which was the effective date of the registration statement for the Company’s initial public offering. Mr. Yacullo currently serves as Chief Revenue Officer of Van Wagner Outdoor, a position he has held since January 2020. Mr. Yacullo has also served as Chairman of Outdoor Solutions, LLC since 2018. From 2016 until 2018, Mr. Yacullo serves as Chief Revenue Officer of Holt Media Companies, Inc. Prior to that, Mr. Yacullo founded Outdoor Media Group (OMG) in 2001 and served as its Chief Executive Officer from 2003 until February 2016. Mr. Yacullo began his career working for Outdoor Services Inc. (OSI) from January 1989 through 2001, where he served in various positions, including as its President.

Family Relationships

Messrs. Brad and David Yacullo, two of our directors, are brothers. There are no other family relationships between any of the other directors or executive officers.

Board Composition and Director Independence

Our business and affairs are managed under the direction of our board of directors. Our bylaws provide that our board of directors shall consist of one or more members and that the number of directors may be fixed from time to time by a majority vote of the directors then in office. Our board of directors is currently comprised of the seven individuals identified above.

Board Committees

Our board of directors has a standing audit committee, compensation committee nominating and corporate governance committee. Each committee operates under its own written charter adopted by the board of directors, which are available on our website at ir.freshvinewine.com/info/.

Audit Committee

The audit committee is responsible for overseeing financial reporting and related internal controls, risk, and ethics and compliance, including but not limited to review of filings and earnings releases, selection and oversight of the independent registered public accounting firm, oversight of internal audit, interactions with management and the board, and communications with external stakeholders. Our audit committee is composed of Eric Doan and Michael D. Pruitt, with Mr. Doan serving as chairperson of the committee. Our board of directors has determined that each of Messrs. Doan and Pruitt meet the definition of “independent director” under the rules of the NYSE American and under Rule 10A-3 under the Exchange Act and that each is an “audit committee financial expert” within the meaning of the SEC’s regulations and applicable listing standards of the NYSE American.

Compensation Committee

The compensation committee is responsible for establishing the compensation philosophy and ensuring that elements of our compensation program encourage high levels of performance among the executive officers and positions the Company for growth. The compensation committee ensures our compensation program is fair, competitive, and closely aligns the interests of our executive officers with the Company’s short and long-term business objectives. The compensation committee is responsible for determining the compensation of our officers and directors, or recommending that such compensation be approved by the full board of directors. Our Chief Executive Officer may not be present during voting or deliberations regarding the Chief Executive Officer’s compensation. The compensation committee will also administer the Company’s equity incentive plans and approve all equity grants made thereunder. Our compensation committee is composed of one director, Eric Doan.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for selecting directors to be nominated for election to our board of directors or recommending such nominees for selection by the full board. The nominating and corporate governance committee is also responsible for board effectiveness and governance, with duties that include board succession planning, director recruiting, shaping the Company’s governance policies and practices, and director education and self-evaluations. Our nominating and corporate governance committee is composed of one director, Eric Doan.

Board Oversight of Risk Management

While the full board of directors has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our audit committee oversees management of enterprise risks as well as financial risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our nominating and corporate governance committee oversees risks associated with corporate governance, business conduct and ethics, and is responsible for overseeing the review and approval of related party transactions. Pursuant to the board of directors’ instruction, management reports on applicable risks to the relevant committee or the full board of directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the board of directors and its committees.

Compensation Committee Interlocks and Insider Participation

Damian Novak, our Executive Chairman, Janelle Anderson, our Chief Executive Officer, and Rick Nechio, our President, each serve as a member of our board of directors. None of our other directors has ever been one of our officers or employees. None of our executive officers currently serve, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Ethics

We have adopted a code of conduct that applies to all of our officers, employees and directors, and a separate code of ethics that applies to our Chief Executive Officer and senior financial officers. Our code of conduct and code of ethics are available on our Internet website at ir.freshvinewine.com/info/.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file electronically reports of ownership and changes in ownership of such securities with the SEC. Based on review of the copies of Forms 3 and 4 (and amendments thereto, if any) filed electronically with the SEC during the year ended December 31, 2021 and Forms 5 (and amendments thereto, if any) filed electronically with the SEC with respect to such year, or written representations that no Forms 5 were required, we believe all required forms have been filed on a timely basis by our officers, directors and greater than ten percent beneficial owners, with the exception of a Form 3 filed by Janelle Anderson on December 14, 2021 which was due on December 13, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

This section provides an overview of the compensation of (i) each individual who served as our principal executive officer during 2021, and (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of 2021 and who received more than $100,000 in the form of salary and bonus during such year. We refer to these individuals as our “named executive officers.” Our named executive officers are:

●	Janelle Anderson, Chief Executive Officer (principal executive officer);

●	Timothy Michaels, Former Chief Operating Officer;

●	Rick Nechio, President; and

●	Elliot Savoie, Head of Corporate Development and Ventures, Former Chief Financial Officer and Secretary (former principal financial and accounting officer)

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our named executive officers in respect of their service to us during fiscal years 2021 and 2020.

Name and principal position	Year	Salary (1)	Bonus	Stock Awards (6)		Option Awards (6)		Non-equity incentive plan compensation	All other compensation	Total compensation (1)

Janelle Anderson (2)	2021	$150,897	$0	$382,000	(7)	$0		$400,000	$0	$932,897
Chief Executive Officer	2020	$0	$0	$0		$0		$0	$0	$0

Rick Nechio (3)	2021	$116,667	$0	$0		$19,512	(8)	$0	$0	$136,179
President	2020	$40,015	$0	$0		$0		$0	$24,000	$64,015

Tim Michaels (4)	2021	$250,000	$0	$1,443,106	(9)	$0		$0	$0	$1,693,106
Former Chief Operating Officer	2020	$105,750	$0	$0		$0		$0	$0	$105,750

Elliot Savoie (5)	2021	$233,083	$0	$721,556	(9)	$0		$0	$0	$954,639
Head of Corporate Development and Ventures	2020	$97,275	$0	$0		$0		$0	$0	$97,275

(1)	Prior to the completion of our initial public offering on December 17, 2021, Timothy Michaels, Rick Nechio and Elliot Savoie were employed and paid by Rabbit Hole Equity, L.L.C., a Texas limited liability company that serves as a family office that manages a portfolio of business investments held by Damian Novak and his affiliates. The amounts set forth for Messrs. Michaels, Nechio and Savoie in the table above include the portion of their overall compensation from Rabbit Hole Equity, L.L.C. that has been allocated to the Company. Upon completion of our initial public offering, Messrs. Michaels, Nechio and Savoie became employees of the Company.
(2)	Janelle Anderson commenced employment with the Company as Chief Marketing Officer on August 1, 2021 and was appointed as Chief Executive Officer on September 17, 2021.
(3)	Rick Nechio served as Chief Marketing Officer through July 2021 and has served as its President since August 2021.
(4)	Timothy Michaels served as Chief Executive Officer of the Company until September 2021, at which time he assumed the role of Chief Operating Officer. Mr. Michael’s employment with the Company terminated February 7, 2022.
(5)	Mr. Savoie served as Chief Financial Officer of the Company until March 31, 2021, when he began serving in his current position as Head of Corporate Development and Ventures.

(6)	These amounts have been calculated in accordance with ASC Topic 718. For a discussion of the assumptions relating to our valuations of these stock awards and stock options, please see Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. These amounts reflect our accounting expense for these stock awards and stock options and do not correspond to the actual value that may be recognized by the named executive officer.
(7)	Reflects the grant date fair value of Class F Units of Fresh Grapes, LLC granted to Ms. Anderson on August 1, 2021, which converted into 67,676 upon the Company’s conversion to a corporation in December 2021.
(8)	Reflects the grant date fair value of the Founders Options granted on November 30, 2021. See “Item 13 - Certain Relationships And Related Transactions, And Director Independence – Founders’ Option Agreements.”
(9)	Reflects the grant date fair value of restricted stock units granted on December 17, 2021.

Narrative Disclosure to Summary Compensation Table

Prior to the completion of our initial public offering on December 17, 2021, Timothy Michaels, Rick Nechio and Elliot Savoie were employed and paid by Rabbit Hole Equity, L.L.C., a Texas limited liability company that serves as a family office that manages a portfolio of business investments held by Damian Novak and his affiliates. The amounts set forth for Messrs. Michaels, Nechio and Savoie in the table above include the portion of their overall compensation from Rabbit Hole Equity, L.L.C. that has been allocated to the Company. Upon completion of our initial public offering, Messrs. Michaels, Nechio and Savoie became full time employees of the Company and 100% of their respective compensation is allocated to the Company and reflected as compensation expenses on the Company’s income statement.

Janelle Anderson commenced employment with the Company as Chief Marketing Officer on August 1, 2021 and currently serves as the Company’s Chief Executive Officer. Pursuant to her employment agreement, which is described below, the Company paid Ms. Anderson an annual base salary of $400,000 from August 1, 2021 until September 17, 2021, and a base salary of $300,000 for the remainder of 2021. In January 2022, the Company also paid Ms. Anderson $400,000 for achieving all performance objectives under the annual incentive cash bonus plan set forth in her employment agreement, which objectives relate to increases in the number of points of distribution to which the Company sells its wine. Ms. Anderson’s employment agreement contemplated that the Company would, on the initial closing date of its initial public offering, grant her an option to purchase 427,001 shares of common stock that is exercisable at the initial public offering price; however such stock option was not granted at the time of the initial public offering because the vesting criteria had not been established. As a result, the fair value of the option is not reflected in the Summary Compensation Table. On March 11, 2022, the Company granted Ms. Anderson a stock option to purchase up to 427,001 shares of common stock, which option has an exercise price equal to $3.47 per share (which is the closing price of the Company’s common stock on the date of grant) and vests in three instalments in amounts as nearly equal as possible on the six month, one year and two year anniversaries of the date of grant. The Option granted on March 11, 2022 was in lieu of (and not in addition to) the stock option contemplated by Ms. Anderson’s employment agreement.

With the exception of Janelle Anderson, our Chief Executive Officer, our named executive officers were employed by us during 2021 pursuant to unwritten employment arrangements. Each of these named executive officers receives a base salary, which is subject to adjustment, from time to time, at the discretion of our board of directors. At the beginning of 2020, Messrs. Nechio, Michaels and Savoie were receiving annualized base salaries of $250,000, $240,000 and $220,000, respectively. In order to conserve capital, Mr. Nechio’s annualized based salary was reduced in July 2020 to $70,293. During July and August 2020, the annualized salaries of Messrs. Michaels and Elliot were temporarily reduced to 75% of their normal amounts, after which their respective normal annualized salaries of $240,000 and $220,000 were restored. Of these salary amounts, 45% have been allocated to the Company and are reflected as compensation expenses on the Company’s income statement. In an effort to allocate all available capital to the growth and health of the business, none of Messrs. Nechio, Michaels or Savoie received a bonus in fiscal year 2020. Upon the initial public offering in December of 2021, annual base salaries for Messrs. Nechio, Michaels and Savoie were changed to $116,667, $300,000,and $300,000, respectively. On February 1, 2022, Mr. Savoie’s base salary was reduced to $220,000. Messrs. Nechio, Michaels, and Savoie did not receive bonus payments for 2021. Messrs. Nechio and Savoie continue to be employed by us pursuant to their unwritten employment arrangements.

Effective December 17, 2021, the Company granted 125,926 and 251,851 restricted stock units (“RSUs”), respectively, to Elliot Savoie, Chief Financial Officer and Secretary of the Company, and Timothy Michaels, Former Chief Operating Officer of the Company, under the Company’s 2021 Equity Incentive Plan. Each RSU represents the right to receive one share of Common Stock from the Company upon vesting, with vesting scheduled to occur on June 11, 2022 (180 days after the date of the final prospectus for our initial public offering). Mr. Michael’s employment with the Company terminated February 7, 2022. [In connection with the termination of his employment, the Company entered into a Separation Agreement and Release dated February 24, 2022 (the “Settlement Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to provide Mr. Michaels with certain separation benefits. These separation benefits included a lump sum cash payment to Mr. Michaels in the amount of $160,000, and an additional $15,000 cash payment in respect of legal expenses incurred by Mr. Michaels in negotiating the Separation Agreement, in each case less relevant taxes and other withholdings. In addition, the Settlement Agreement provided that the Company and Mr. Michaels would amend the Restricted Stock Unit Agreement dated December 17, 2021 between the parties (the “RSU Agreement”) to (i) acknowledge that the 251,851 restricted stock units (the “Units”) granted under the RSU Agreement were not forfeited as a result of the termination of Mr. Michael’s employment with the Company, (ii) accelerate the vesting of all 251,851 Units as of the Settlement Date, and (iii) provide for the delivery to Mr Michaels of the 251,851 shares of the Company’s common stock issuable upon such vesting of the Units (the “Shares”) as soon as administratively practicable following such vesting, subject to the Company’s collection from Mr. Michaels of tax withholding amounts required to be remitted by the Company as a result of such delivery of shares. In addition, pursuant to the Settlement Agreement, Mr. Michaels and the Company generally released each other from any and all claims each may have against the other and agreed to a mutual non-disparagement covenant.

On February 24, 2022, and as contemplated by the Separation Agreement, the Company and Mr. Michaels entered into Amendment No. 1 to the RSU Agreement in order to amend the RSU Agreement in the manner described above

Employment Agreements

Janelle Anderson Employment Agreement

Effective August 1, 2021, the Company entered into an employment agreement with Janelle Anderson pursuant to which Ms. Anderson initially served as Chief Marketing Officer and was paid an annualized base salary of $400,000. This agreement was amended and restated effective September 1, 2021, at which time Ms. Anderson was appointed as Chief Executive Officer, and further amended and restated effective September 17, 2021, at which time her annualized base salary was reduced to $300,000. The agreement, as further amended and restated, provides that during the period from September 17, 2021 through December 31, 2021, and during each calendar year thereafter (each a “performance period”), Ms. Anderson will be eligible to receive a $100,000 incentive cash bonus each time that the number of points of distribution to which the Company sells its wine is increased by 100 over the number of points of distribution to which the Company sells its wine at the commencement of the applicable performance period, up to a maximum of $400,000 per performance period. For such purposes, “points of distribution” include on-premise outlets (e.g., bars, restaurants, arenas and similar venues) and off-premise outlets (e.g., grocery, liquor and convenient stores and similar outlets). Ms. Anderson is eligible to receive additional discretionary bonuses based upon her performance on behalf of the Company and/or the Company’s performance in such amounts, in such manner and at such times as may be determined by the board of directors. Ms. Anderson is also eligible to participate in the standard benefits which the Company generally provides to its full-time employees under its applicable plans and policies.

Upon commencement of her employment, Ms. Anderson was granted units representing a 0.75% equity interest in the Company, calculated as of August 1, 2021 (the effective date of the employment agreement), which converted into 67,676 shares of the Company’s common stock upon the Company conversion to a corporation in December 2021 (the “LLC Conversion”). Ms. Anderson is entitled to receive an additional 33,838 shares of common stock (representing a 0.3725% equity interest in the Company, calculated as of August 1, 2021) upon each of two milestone events, provided that she remains employed by the Company on the date on which the applicable milestone event is achieved. The first milestone will be satisfied upon the Company achieving a market capitalization of at least $225 million, and the second milestone will be satisfied upon the later to occur of the Company achieving a market capitalization of at least $300 million and the Company’s completion of a secondary underwritten public offering of its common stock pursuant to an effective registration statement under the Securities Act.

Under her employment agreement, if Ms. Anderson’s employment is terminated by the Company for any reason other than Cause (as defined in the employment agreement), or Ms. Anderson resigns as an employee of the Company for Good Reason (as defined in the employment agreement), so long as she has signed and has not revoked a release agreement, she will be entitled to receive severance in the form of continued base salary payments over a period of six months. In addition, if Ms. Anderson’s employment is terminated by the Company (or its successor) for a reason other than for Cause or as a result of her death or disability, or she voluntarily terminates her employment for Good Reason, in either case within twelve months following the occurrence of a Change in Control (as defined in the employment agreement) or within 90 days prior to a Change in Control, the vesting of all outstanding unvested equity-based incentive awards will accelerate. The employment agreement includes a provision allowing the Company to reduce the payment to which Ms. Anderson would be entitled upon a Change-in-Control transaction to the extent needed for her to avoid paying an excise tax under Internal Revenue Code Section 280G, unless she would be better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

Ms. Anderson’s employment agreement provided that the Company would, on the initial closing date of its initial public offering, grant her an option to purchase 427,001 shares of common stock that is exercisable at the initial public offering price; however such stock option was not granted at the time of the initial public offering because the vesting criteria had not been established. In lieu of such stock option, on March 11, 2022, the Company granted Ms. Anderson a stock option to purchase up to 427,001 shares of common stock that has an exercise price equal to $3.47 per share (which is the closing price of the Company’s common stock on the date of grant) and vests in three instalments in amounts as nearly equal as possible on the six month, one year and two year anniversaries of the date of grant.

Ms. Anderson’s employment agreement contains customary confidentiality and intellectual property covenants and a non-competition restriction that provides, among other things, that Ms. Anderson will not engage in a competitive business or solicit our employees or consultants for a period of one year after termination of employment. For such purpose, “competitive” business means a business primarily engaged in the development, production, marketing and/or sale of wine varietals and brands that are primarily marketed to consumers as embodying a connection to health, wellness and/or an active lifestyle.

Fresh Vine Wine, Inc. 2021 Equity Incentive Plan

We have adopted our 2021 Equity Incentive Plan (the “2021 Plan”) The 2021 Plan authorizes the granting of stock-based awards to purchase up to 1,800,000 shares of our common stock. Under the 2021 Plan, our board of directors or a committee of one or more non-employee directors designated by our board will administer the 2021 Plan and will have the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2021 Plan. Awards may be made to our employees, directors and consultants. The types of awards that may be granted under the 2021 Plan will include incentive and non-qualified stock options, restricted and unrestricted stock, restricted and unrestricted stock units, stock appreciation rights, performance units and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the board of directors or committee in their sole discretion.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2021:

	Options					Restricted Stock Units
	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value Of Units of Stock That Have Not Vested
Rick Nechio	11/30/2021	—	375,001	$10.00	11/30/2031	—	—

Timothy Michaels (1)	12/17/2021	—	—	N/A	N/A	251,851	0

Elliot Savoie	12/17/2021	—	—	N/A	N/A	125,926	0

(1)	Mr. Michael’s restricted stock units were scheduled to vest on June 11, 2022. Pursuant to the Separation Agreement that the Company entered into in connection with the termination of Mr. Michael’s employment with the Company, the Company accelerated the vesting of Mr. Michael’s restricted stock units as of February 24, 2022 and issued 251,851 shares of common stock in connection therewith.

Director Compensation

Prior to our December 2021 initial public offering, our directors did not receive compensation for serving as members of our board of directors. Effective March 2, 2022, we granted 10,000 restricted stock units (“RSUs”) under the Company’s 2021 Equity Incentive Plan to each of our seven directors as compensation for their services as directors of the Company during 2022. Each RSU represents the right to receive one share of Common Stock from the Company upon vesting, with vesting scheduled to occur on June 18, 2022. The board of directors (or a compensation committee thereof) will periodically reevaluate the form and amount of director compensation and make adjustments that it deems to be appropriate. We will also reimburse our directors for reasonable expenses incurred in the performance of the directors’ services to the us upon submission of invoices and receipts for such expenses.

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

The following table sets forth certain information as of December 31, 2021 with respect to the 2021 Plan and the Founders’ Option Agreements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity Compensation Plans Approved By Security Holders:
2021 Equity Incentive Plan Total	$377,777	$0.00	1,422,223
Equity Compensation Plans Not Approved By Security Holders:
Founders’ Option Agreements	1,500,004	10.00	—
Total	1,500,004	$9.75	1,422,223

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2022 for (a) each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding shares of common stock, (b) each member of our board of directors, (c) each of our named executive officers, and (d) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. The information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. To our knowledge, except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by that person.

The percentage of beneficial ownership shown in the table is based on 12,451,864 shares of common stock outstanding as of March 31, 2022.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Fresh Vine Wine, Inc., 505 Highway 169 North, Suite 255, Plymouth, MN 55441.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Directors and Executive Officers:
Damian Novak	5,347,853	(1)(4)	42.95%
Janelle Anderson	71,676	(5)	*
Rick Nechio	5,317,653	(2)(4)	42.71%
Elliott Savoie	0	(3)	—
Eric Doan	0	(4)	—
Michael D. Pruitt	0	(4)	—
Brad Yacullo	0	(4)	—
David Yacullo	0	(4)	—
All Directors and Executive Officers as a group (8 people):	5,419,529		43.52%

Other Named Executive Officer(s):
Timothy Michaels	251,851	(5)	1.25%

Other 5% Stockholders:
Nina Dobrev	1,097,488	(6)	8.81%
Julianne Hough	1,097,488	(7)	8.81%
Tribe of Five, LLC(8)	868,938		6.98%

*	Less than 1%

(1)	Includes 5,317,653 shares held by Nechio & Novak, LLC, a limited liability company of which Mr. Novak is a co-founder. Mr. Novak shares voting and dispositive power with respect to the shares held by Nechio & Novak, LLC. Mr. Novak disclaims beneficial ownership over the shares held by Nechio & Novak, LLC except to the extent of his pecuniary interest therein.

(2)	Consists of shares held by Nechio & Novak, LLC, a limited liability company of which Mr. Nechio is a co-founder. Mr. Nechio shares voting and dispositive power with respect to the shares held by Nechio & Novak, LLC. Mr. Nechio disclaims beneficial ownership over the shares held by Nechio & Novak, LLC except to the extent of his pecuniary interest therein.

(3)	Excludes 125,926 shares that are issuable to Mr. Savoie pursuant to restricted stock units that are scheduled to vest on June 11, 2022.

(4)	Excludes 10,000 shares that are issuable to pursuant to restricted stock units that are scheduled to vest on June 18, 2022.
(5)	Based solely on a Form 4 filed by Mr. Michaels on December 20, 2021.

(6)	Consists of shares held by the Nina Dobrev Trust dated September 17, 2018, of which Nina Dobrev serves as trustee. Ms. Dobrev has sole voting and dispositive power with respect to the shares held by the Nina Dobrev Trust.

(7)	Consists of shares held by Jaybird Investments, LLC, a limited liability company wholly-owned by Julianne Hough. Ms. Hough has sole voting and dispositive power with respect to the shares held by Jaybird Investments, LLC.

(8)	Trent Broin may be deemed to have voting and dispositive power with respect to the shares held by Tribe of Five, LLC. The address of Tribe of Five, LLC is 11900 West Olympic Blvd., Suite 450, Los Angeles, CA 90064.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements discussed in Item 11 (“Executive Compensation”), the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●	any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals had or will have a direct or indirect material interest.

Description of Founder Related Party Payables

Since the Company’s inception in May 2019, Damian Novak, our Executive Chairman and co-founder, and affiliates of Mr. Novak have incurred expenses on our behalf or advanced funds to us from time to time as needed to satisfy our working capital requirements and expenses. The reimbursable expenses and advances are reflected as related party payables on our balance sheet and are not evidenced promissory notes or other written documentation. On December 17, 2021, we used a portion of the proceeds from our initial public offering to repay $2.0 million, representing the entire outstanding amount of these related party payables, net of related party receivables that Mr. Novak and his affiliates owed to us at that time

Arrangement with Rabbit Hole Equity, L.L.C.

Prior to our December 2021 initial public offering, all of our named executive officers were employed and paid by Rabbit Hole Equity, L.L.C., a Texas limited liability company that serves as a family office that manages a portfolio of business investments held by Damian Novak and his affiliates (“Rabbit Hole Equity”). Based on an allocation model, a portion of each named executive officer’s overall compensation from Rabbit Hole Equity was allocated to the Company. Following the completion of our initial public offering, our named executive officers became employees of, and are compensated directly by, the Company. Our principal executive offices located in Minneapolis, Minnesota are leased by Rabbit Hole Equity and a portion of Rabbit Hole Equity’s lease payments are allocated to the Company. We expect to continue to occupy Rabbit Hole Equity’s offices under this arrangement for the foreseeable future.

License Agreements with Nina Dobrev and Julianne Hough

In March 2021, we entered into five-year license agreements with each of Nina Dobrev and Julianne Hough pursuant to which each agreed to use commercially reasonable efforts to help grow and promote our business and varietals of wine. Each has also granted us a license to use her pre-approved name, likeness, image, and other indicia of identity, as well as certain content published by her on her social media or other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our varietals of wine and marketing materials. Ms. Dobrev and Ms. Hough have agreed not to grant any similar license or render services of any sort on behalf of or in connection with any party in the wine category anywhere in the world during the term of her agreement, other than with respect to Company. Notwithstanding such restrictions, the agreements do not prevent Ms. Dobrev or Ms. Hough from (i) appearing in the news, entertainment or information portion of any program or event, regardless of those programs or event’s sponsorship or tie-ins; or (ii) becoming a passive investor in any other company provided that if the company is in the category of wine, such investment must be financial only and Ms. Dobrev or Ms. Hough, as applicable, may not provide services or grant any rights in or to her name, likeness, image, and other indicia of identity in connection with such investment.

Upon entering into such agreements, we issued to each of Ms. Dobrev and Hough (or their designees) 156,500 units representing membership interests in Fresh Grapes, LLC, which represent 969,272 shares each on a post-LLC Conversion basis. In addition, each of Ms. Dobrev and Ms. Hough will be entitled to an annual license fee equal to $300,000 per year commencing in March 2022 (the one year anniversary of the effective date of the agreements). The Company is also required to reimburse each of Ms. Dobrev and Ms. Hough for reasonable out of pocket expenses incurred in connection with the promotion of the Company’s varietals of wine.

The license agreements may be terminated by either party for “Cause” (as defined in the applicable agreement), if the other party materially breaches any material term of the agreement and fails to cure such breach within 30 days after receiving notice of such breach. In addition, the Company may terminate the agreement upon the death or physical or mental incapacitation that substantially impairs the ability of Ms. Dobrev or Ms. Hough, as applicable, to render the Services for more than 180 days. Upon expiration or termination of each agreement, the rights and licenses granted under the agreement will be immediately revoked, and the Company must cease the marketing and sale of products that feature the licensor’s name, likeness, image, and other indicia of identity, provided that the Company may continue to use approved marketing materials and sell off the remaining product inventory for a sell-off period of up to 90 days.

Effective November 12, 2021, we entered into amendments to the license agreements. As amended, the license agreements provide that payment of the annual license fees to Ms. Dobrev and Ms. Hough would commence on the initial closing date of our December 2021 initial public offering. In addition, the amendments provide that each of Ms. Dobrev and Ms. Hough have the right to terminate her agreement if as of the end of calendar year 2023, we have not achieved at least $5.0 million in EBITDA in either fiscal 2022 or fiscal 2023. In connection with entering into the amendments, Nechio & Novak, LLC assigned and transferred to each of Ms. Dobrev and Ms. Hough (or their designees) 20,702 additional units representing membership interests in Fresh Grapes, LLC, which represent 128,217 shares each on a post-LLC Conversion basis. Pursuant to the amendments, we have agreed to indemnify and reimburse the licensees for any United States federal and state income taxes that may become be due and payable by them solely as a result of the assignment and transfer of the additional units, and to gross-up such payments for income taxes resulting from the indemnification payments. We have agreed to satisfy the licensors’ claims for indemnification and reimbursement no later than thirty (30) days following the filing the their applicable tax return. During the term of the license agreements, as amended, we have granted observer rights to each Ms. Dobrev and Ms. Hough pursuant to which each will be entitled, among other things, to attend all meetings, excluding committee meetings and executive sessions of independent directors, of our Board of Directors in a non-voting, observer capacity, subject to certain exceptions.

Founders’ Option Agreements

Effective November 30, 2021, we entered into stock option agreements with four of our co-founders, Damian Novak, Rick Nechio, Nina Dobrev and Julianne Hough. In connection with these agreements, we have established a founders’ option pool comprised of 1,500,004 shares of our common stock, which will represent 15% of our outstanding common stock immediately prior to our initial public offering (the “Founders’ Option Pool”). Under the agreements, each co-founder was granted a ten-year option to purchase 25% of the shares comprising the Founders’ Option Pool.

The options are exercisable, subject to the satisfaction of vesting conditions, at a price per share equal to $10.00 (our initial public offering price). The options will vest, if at all, during the three year period that commenced on December 17, 2021 (the closing date of our initial public offering) and ending on the third anniversary thereof (the “Performance Period”), with 20% of the option shares vesting upon the average of the closing sale prices of our common stock over a period of ten consecutive trading days being equal to or greater than the applicable price set forth in the following schedule (each a “Trigger Price”):

Percent of Shares To Be Vested	Trigger Price
20%	$20.00
20%	$30.00
20%	$40.00
20%	$50.00
20%	$60.00

All portions of the options that have not vested prior to the expiration of the Performance Period and all of co-founders’ rights to and under such non-vested portions of the options will terminate upon such expiration. In addition, if, prior to any vesting date, a co-founder ceases to provide services to the Company either as a member of our board of directors a Company employee (with respect to Messrs. Novak and Nechio) or a Company ambassador and licensor under such co-founder’s license agreement with the Company (with respect to Ms. Dobrev and Ms. Hough), that portion of such co-founder’s option scheduled to vest on such vesting date, and all portions of such option scheduled to vest in the future, will not vest and all of such co-founder’s rights to and under such non-vested portions will terminate.

Contractor Agreement with Tribe of Five, LLC

Effective March 15, 2021, we entered into a Contractor Agreement with Tribe of Five, LLC (“Tribe of Five”) relating to services provided to us by Tribe of Five to secure arrangements with our co-founders, Nina Dobrev and Julianne Hough, to serve as celebrity ambassadors for our Company. In consideration for services rendered under the Contractor Agreement, effective March 15, 2021, we issued to Tribe of Five 140,300 units representing membership interests in Fresh Grapes, LLC, which represent 868,373 shares on a post-LLC Conversion basis. Pursuant to the Contractor Agreement, Tribe of Five made representations and warranties regarding its investment intent and accredited investor status that are customary in agreements governing the issuance of securities in transactions exempt from the registration requirements of the Securities Act.

Service Agreement with Appellation Brands, LLC

In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a limited liability company of which Nechio & Novak, LLC is the majority member. Nechio & Novak, LLC is a limited liability company of which Damian Novak and Rick Nechio are co-founders and collectively are the majority members. Under the service agreement, the Company provides representation and distribution services. We provide access to new markets and retail and wholesale customers to Appellation Brands, LLC. In exchange for these services, we receive a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. The term of the agreement is one year and will automatically renew for additional one-year periods until terminated by either party with thirty days prior written notice. As of December 31, 2021, the Company had recognized $153,075 in service revenue related to this agreement.

Consulting Services Agreement with FELCS, LLC

On January 1, 2022, we entered into a consulting services agreement with FELCS, LLC, a limited liability company owned by Damian Novak, to provide consulting and advisory services to us, including, among other things, assisting in and advising on the development of our marketing plans, materials and objectives, assisting in the development and implementation of our growth strategies and processes, and advising on our systems, policies and procedures. As compensation for such services, we pay FELCS, LLC a $25,000 monthly consulting fee. The consulting services agreement has an initial term of one year, will automatically renew for additional one year periods unless either party gives the other written notice of non-renewal at least 30 days prior to the end of the then current term, and may be terminated by either party upon 30 days prior written notice.

Director and Officer Indemnification Agreements

Effective December 13, 2021, we entered into indemnification agreements (the “Indemnification Agreements”) with each of our officers and directors. The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Company’s bylaws (the “Bylaws”) and generally provide that the Company shall indemnify the indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.

Related Party Transactions Policy

In connection with our initial public offering, we adopted a policy with respect to the review, approval and ratification of related party transactions. Under the policy, our audit committee is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, our audit committee will consider the relevant facts and circumstances to decide whether to approve such transactions. We did not have a written policy regarding the review and approval of related party transactions prior to our initial public offering.

Director Independence

Fresh Vine Wine, Inc.’s board of directors periodically reviews relationships that directors have with our Company to determine whether our directors are “independent directors” as such term is defined in Section 803 of the NYSE American LLC Company Guide. Our board of directors has determined that each of Eric Doan, Michael D. Pruitt, Brad Yacullo and David Yacullo is an independent director. In making this determination, the board of directors considered the relationships that such individuals have with our Company and other facts and circumstances that the board of directors deemed relevant in determining their independence, including ownership interests in us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and December 31, 2020, by Wipfli LLP, independent registered public accountants, our principal accountants.

	2021	2020
Audit Fees (1)	$165,000	$0
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
	$165,000	$0

(1)	Audit Fees were principally for services rendered for the audit of our financial statements, reviews of our interim financial statements, the review of our registration statement on Form S-1 for our initial public offering, the issuance of accountant consents and comfort letters, and services that are normally provided by Wipfli LLP in connection with the financial statement audit.

(2)	Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees."

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

Audit committee pre-approval policy and procedures

Pursuant to the audit committee charter, the audit committee reviews and approves, the scope and plans for the audits and the audit engagement fees and terms and approves in advance, all audit and non-audit and tax services to be performed by the independent auditor that are not otherwise prohibited by law or regulations and any associated fees. Following the adoption of the pre-approval policy, the audit committee has pre-approved all services performed by the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements were filed as part of the Original Filing.

(2) Financial Statement Schedules

Separate financial schedules were omitted from the Original Filing because such information was inapplicable or was included in the financial statements or notes thereto.

(3) Exhibits

See “Exhibit Index” following the signature page of this Form 10-K/A for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K/A or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2022

FRESH VINE WINE, INC.

By:	/s/ Janelle Anderson
Janelle Anderson Chief Executive Officer

EXHIBIT INDEX

FRESH VINE WINE, INC.

FORM 10-K

Exhibit Number	Description

3.1	Plan of Conversion (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)

3.3	Bylaws of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 20, 2021)

4.1	Form of specimen certificate representing shares of common stock of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 20, 2021)

4.3	Description of the Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

10.1	Amended and Restated Consulting Agreement dated March 16, 2021 by and between Fresh Grapes, LLC and Jamey Whetstone d/b/a Whetstone Consulting (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.2†	Alternating Proprietorship Agreement dated July 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.3	Custom Winemaking and Bottling Agreement dated September 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.4	License Agreement dated March 2021 by and between Fresh Grapes, LLC and Nina Dobrev (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.5	Amendment No. 1 dated effective November 12, 2021 to License Agreement dated March 2021 by and between Fresh Grapes, LLC and Nina Dobrev (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

10.6	License Agreement dated March 2021 by and between Fresh Grapes, LLC and Jaybird Investments, LLC (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.7	Amendment No. 1 dated effective November 12, 2021 to License Agreement dated March 2021 by and between Fresh Grapes, LLC and Jaybird Investments, LLC (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

10.8	Contractor Agreement effective March 15, 2021 by and between Fresh Grapes, LLC and Tribe of Five, LLC (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)

10.9#	Second Amended and Restated Employment Agreement effective September 17, 2021 between Fresh Grapes, LLC and Janelle Anderson (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

10.10#	Form of Founders’ Option Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)

10.11#	Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 20, 2021)

10.12#	Form of Indemnification Agreement between Fresh Vine Wine, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (File No. 333-261037) filed November 29, 2021)

10.13#	Form of Restricted Stock Unit Agreement, pursuant to the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan, between Fresh Vine Wine, Inc. and each of Timothy Michaels and Elliot Savoie (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A filed November 29, 2021)

10.14	Consulting Services Agreement dated January 1, 2022 by and between Fresh Vine Wine, Inc. and FELCS, LLC (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

10.15#	Separation Agreement and Release dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2022)

10.16#	Amendment No. 1 to Restricted Stock Unit Agreement dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2022)

10.17#	Stock Option Agreement dated as of March 11, 2022 by and between Fresh Vine Wine, Inc. and Janelle Anderson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2022)

10.18#	Form of Stock Option Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

10.19#	Form of Employee Restricted Stock Unit Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

10.20#	Form of Director Restricted Stock Unit Agreement granted under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

23.1	Consent of Wipfli LLP (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

31.1	Section 302 Certification of the Chief Executive Officer (incorporated by reference to Exhibit 31.1 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

31.2	Section 302 Certification of the Chief Financial Officer (incorporated by reference to Exhibit 31.2 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

31.3*	Section 302 Certification of the Chief Executive Officer

31.4*	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K filed March 31, 2022 (the Original Filing))

*	Filed herewith.
#	Management contract or compensatory plan
†	Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.