Form 10-Q
period 2022-03-31
Fresh Vine Wine, Inc.
filed 2022-05-16
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 001-41147

Fresh Vine Wine, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Highway 169 North, Suite 255	Plymouth, MN 55441
(Address of principal executive offices)	(Zip Code)

(855) 766-9463

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	VINE	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 16, 2022, the registrant had 12,551,864 shares of common stock outstanding.

FRESH VINE WINE, INC.

i

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and elsewhere such Annual Report and in this Quarterly Report on Form 10-Q.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern in the absence of obtaining additional financing;

●	our ability to hire additional personnel and to manage the growth of our business;

●	our reliance on our brand name, reputation and product quality;

●	our ability to adequately address increased demands that may be placed on our management, operational and production capabilities.

●	the effectiveness of our advertising and promotional activities and investments;

●	our reliance on celebrities to endorse our wines and market our brand;

●	general competitive conditions, including actions our competitors may take to grow their businesses;

●	fluctuations in consumer demand for wine;

●	overall decline in the health of the economy and consumer discretionary spending;

●	the occurrence of adverse weather events, natural disasters, public health emergencies, including the COVID-19 pandemic, or other unforeseen circumstances that may cause delays to or interruptions in our operations;

●	risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;

●	the impact of COVID-19 on our customers, suppliers, business operations and financial results;

●	disrupted or delayed service by the distributors we rely on for the distribution of our wines;

●	our ability to successfully execute our growth strategy, including continuing our expansion in the direct-to-consumer sales channel;

●	quarterly and seasonal fluctuations in our operating results;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

ii

●	our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;

●	our ability to operate, update or implement our IT systems;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	our potential ability to obtain additional financing when and if needed;

●	Nechio & Novak, LLC’s significant influence over us;

●	the potential liquidity and trading of our securities; and

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets
Cash	$11,150,158	$16,063,941
Accounts receivable	251,905	208,160
Accounts receivable - related party	303,959	153,075
Accounts receivable - other	58,884	-
Receivables with recourse	242,540	146,314
Due from related parties	379,413	376,000
Inventories	785,648	159,060
Prepaid expenses and other	2,641,339	1,150,987
Total current assets	15,813,846	18,257,537

Prepaid expenses (long-term)	912,917	991,167
Intangible assets - net	3,870	3,990

Total Assets	$16,730,633	$19,252,694

Liabilities, and Stockholders’ Equity
Current liabilities
Accounts payable	$595,794	$416,716
Payroll tax payable	410,760	-
Accrued compensation	100,000	416,414
Accrued expenses	312,908	212,866
Accrued expenses - related party	450,000	529,617
Secured borrowings	16,231	171,069
Deferred revenue	57,315	13,750
Promissory note - related party	-	216,000
Due to related parties	173,544	200,272
Total current liabilities	2,116,552	2,176,704

Total Liabilities	2,116,552	2,176,704

Stockholders’ Equity
Common stock, $0.001 par value - 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 12,485,197 and 12,200,013 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12,485	12,200
Preferred stock, $0.001 par value - 25,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	19,505,190	17,681,141
Accumulated deficit	(4,903,594)	(617,351)
Total Stockholder’s Equity	14,614,081	17,075,990

Total Liabilities and Stockholders’ Equity	$16,730,633	$19,252,694

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2022	2021

Wholesale revenue	$529,840	$55,393
Direct to consumer revenue	248,401	64,532
Related party service revenue	150,884	-
Total Revenue	929,125	119,925

Cost of revenues	612,052	66,207
Gross Profit	317,073	53,718

Selling, general and administrative expenses	2,705,200	649,733
Equity-based compensation	1,902,584	727,583
Operating Income (Loss)	(4,290,711)	(1,323,598)

Other income (expense)	4,468	657

Net Income (Loss)	$(4,286,243)	$(1,322,941)

Weighted Average Shares Outstanding
Basic	12,299,417	7,099,339
Diluted	12,299,417	7,099,339

Net Loss per Share – Basic	$(0.35)	$(0.19)
Net Loss per Share – Diluted	$(0.35)	$(0.19)

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Mezzanine Equity		Member Contributions				Stockholders’ Equity				Additional
	Class F Partner Investor Units		Class F		Class W		Common Stock		Preferred Stock		Paid-In	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2020	-	$-	950,000	$250,000	100,000	$10,000	-	$-	-	$-	$-	$(1,723,158)	$(1,463,158)

Equity-based compensation	313,000	1,565,000	-	-	-	-	-	-	-	-	-	-	-
Member units issued	-	-	-	-	40,000	200,000	-	-	-	-	-	-	200,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,322,941)	(1,322,941)

Balances at March 31, 2021	313,000	$1,565,000	950,000	$250,000	140,000	$210,000	-	$-	-	$-	$-	$(3,046,099)	$(2,586,099)

	Mezzanine Equity		Member Contributions				Stockholders’ Equity				Additional
	Class F Partner Investor Units		Class F		Class W		Common Stock		Preferred Stock		Paid-In	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2021	-	$-	-	$-	-	$-	12,200,013	$12,200	-	$-	$17,681,141	$(617,351)	$17,075,990

Equity-based compensation	-	-	-	-	-	-	285,184	285	-	-	1,824,049	-	1,824,334
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(4,286,243)	(4,286,243)

Balances at March 31, 2022	-	$-	-	$-	-	$-	12,485,197	$12,485	-	$-	$19,505,190	$(4,903,594)	$14,614,081

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	2022	2021

Cash Flows from Operating Activities
Net income (loss)	$(4,286,243)	$(1,322,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	120	113
Equity-based compensation	1,902,584	727,583
Changes in operating assets and liabilities
Accounts receivable	(43,745)	(18,316)
Accounts receivable - related party	(150,884)	-
Accounts receivable - other	(58,884)	-
Receivables with recourse	(96,226)	-
Related party receivables	(3,413)	(11,266)
Inventories	(626,588)	(18,892)
Prepaid expenses and other	(1,490,352)	54,261
Accounts payable	179.078	33,305
Payroll tax payable	410,760	-
Accrued compensation	(316,414)	-
Accrued expenses	100,042	50,000
Accrued expenses - related parties	(79,617)	-
Deferred revenue	43,565	87,084
Related party payables	(26,728)	256,953
Net cash provided by (used in) operating activities	(4,542,945)	(162,116)

Cash Flows from Financing Activities
Payments of related party notes payable	(216,000)	-
Proceeds from secured borrowings	(154,838)	-
Proceeds from issuance of member units	-	200,000
Net cash provided by (used in) financing activities	(370,838)	200,000

Net Increase (Decrease) in Cash	(4,913,783)	37,884

Cash - Beginning of Period	16,063,941	4,485

Cash - End of Period	$11,150,158	$42,369

Supplemental disclosure of non-cash activities:	2022	2021
Issuance of units for prepaid marketing services	$-	$1,565,000

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

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

The Company’s revenue is comprised primarily of wholesale and direct to consumer (DTC) sales, and representation and distribution services. Wholesale revenue is generated through sales to distributors located in states throughout the United States of America. DTC revenue is generated from individuals purchasing wine directly from the Company through club membership and the Company’s website. Representation and distribution service revenue is generated from related parties by providing such related parties with access to new markets and distribution channels. Service revenues are expected to suspend at the end of the current calendar quarter to allow the company’s lean team to prioritize on the growth and expansion of the Fresh Vine Wine brand.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

Liquidity, Going Concern, and Management Plan

Although the Company’s revenue generated during the first quarter of 2022 represents a 43% increase over its revenues generated in the fourth quarter of 2021, in addition to paying initial public offering fees and settling pre- initial public offering net outstanding related party debt in the fourth quarter of 2021, the Company’s operating expenses have significantly exceeded its revenues over these quarters. The Company has incurred increased expenses to purchase inventory in advance of retail placement and in efforts to mitigate supply chain risks, invest in sales and marketing activities and increase our company staffing and infrastructure to position us for future growth. The Company is looking forward to inclusion in the fall retail resets for both large and national chains.

We currently hold no debt and will require and seek debt or equity financing in the near term to sustain our existing operations. If adequate financing is not available, we may be forced to curtail our near-term growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive.

At our current pace of incurring expenses, and without receipt of additional financing, we project that our existing cash will be sufficient to fund our current operations into the fourth quarter of 2022, after which additional financing will be needed to continue to satisfy our obligations. As a result, we may defer certain investments in additional inventory, curtail its sales and marketing efforts and staffing, and take other measures to reduce our expenses and business operations as the Company works to obtain debt or equity financing to help support short-term working capital needs, as it has no debt on its balance sheet. These measures may negatively impact the success of our near-term or longer-term growth objectives and prospects.

Additional financing may not be available to us on terms favorable to us or at all. If additional financing is available, it may be highly dilutive to our existing shareholders and may otherwise include burdensome or onerous terms. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, grow our business and otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately potentially forcing us to cease operations altogether. Should this occur, the value of any investment in our securities could be adversely affected.

These factors call into question our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2022 and 2021

Cash

The Company maintains its accounts at two financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of March 31, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

The Company periodically factors outstanding accounts receivable, with full recourse, at a percentage of face value. See Note 10 for further discussion of this arrangement.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of March 31, 2022 and December 31, 2021 there was no allowance for inventory obsolescence.

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

Revenue Recognition

The Company’s total revenue reflects the sale of wine domestically in the U.S. to wholesale distributors or DTC and related party service revenues. Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling as a fulfillment activity, with amounts billed to customers for shipping and handling included in total revenue.

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

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

The Company has determined that related party service revenue should be recognized over the period of time it provides such services. ASC 606 also notes that when another party is involved in providing goods or services to a customer, the entity should determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself (that is, the entity is a principal) or to arrange for those goods or services to be provided by the other party (that is, the entity is an agent). The Company does not bear responsibility for inventory losses and does not have pricing determination; therefore, the Company would be considered the agent and revenue should be recognized as net sales. Service revenues are expected to suspend at the end of the current calendar quarter to allow the Company’s lean team to prioritize the growth and expansion of the Fresh Vine Wine brand.

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

Disaggregated Revenue Information

The following table presents the percentages of total revenue disaggregated by sales channels for the three month periods ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
Wholesale	57.1%	46.2%
Direct to consumer	26.7%	53.8%
Related party service	16.2%	0.0%
Total revenue	100.0%	100.0%

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

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

Contract Balances (continued)

The following table reflects the changes in the contract liability balance during the year ended December 31, 2021 and the three month period ended March 31, 2022:

	December 31, 2020	December 31, 2021	March 31, 2022
Outstanding at beginning of period	$-	$-	$13,750

Increase (decrease) attributable to:
Upfront payments	-	257,492	57,315
Revenue recognized	-	(243,742)	(13,750)

Outstanding at end of period	$-	$13,750	$57,315

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

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at March 31, 2022 and December 31, 2021, due to the short maturity nature of these items.

Income Taxes

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of March 31, 2022 and December 31, 2021, and as such, no interest or penalties were recorded to income tax expense. As of March 31, 2022 and December 31, 2021, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

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

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recognizes any forfeitures as they occur. As of March 31, 2022, there was $1,225,917 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets.

The Company measures equity-based compensation when the service inception date precedes the grant date based on the fair value of the award as an accrual of equity-based compensation and adjusts the cost to fair value at each reporting date prior to the grant date. In the period in which the grant occurs, the cumulative compensation cost is adjusted to the fair value at the date of the grant. As of March 31, 2022 and December 31, 2021, there no accrued equity-based compensation.

Effective December 9, 2021, the Company adopted an equity incentive plan which allows for the granting of incentive and non-qualified stock options, restricted and unrestricted stock and stock units, stock appreciation rights, performance units and other stock-based awards to current and prospective employees and directors of, and consultants and advisors to, the Company.

See Note 7 for further discussion of equity-based compensation incurred in 2022 and 2021.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the three month periods ended March 31, 2022 and 2021 was approximately $578,000 and $190,000, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability between organizations by recording assets and liabilities on the balance sheet relating to both operating and finance leases with terms longer than 12 months, and disclosing key information about the lease terms. Topic 842, Leases, supersedes Topic 840. This guidance will be effective for the Company beginning with the year ended December 31, 2022, with early adoption permitted. The Company does not currently have any leases that require disclosure under Topic 842.

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

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

Net Loss per Share

Basic net loss per share is determined by dividing net loss attributable to shareholders by the weighted-average shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the numbers of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. The following table shows the components of diluted shares for the three month periods ending:

	March 31, 2022	March 31, 2021
Weighted average shares outstanding – basic	12,299,417	7,099,339
Dilutive effect of shares authorized	-	-
Shares used in computing net loss per share – diluted	12,299,417	7,099,339

At March 31, 2022, 2,531,794 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

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

2.	INVENTORIES

Inventories consist of the following at:

	March 31, 2022	December 31, 2021
Inventory – finished goods	$759,534	$137,647
Inventory – merchandise	26,114	21,413
Total	$785,648	$159,060

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

3.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	March 31, 2022	December 31, 2021

Prepaid license and fees	$-	$3,395
Prepaid marketing expenses – current	313,000	313,000
Prepaid marketing expenses – long-term	912,917	991,167
Prepaid insurance	686,694	-
Inventory deposits	1,390,144	758,280
Other prepaid expenses	251,501	76,313
Total	$3,554,256	$2,142,155

4.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following at:

	Useful Life	March 31, 2022	December 31, 2021
Trademarks	10 Years	$4,788	$4,788
Accumulated amortization		(918)	(798)
Intangible assets – net		$3,870	$3,990

Amortization expense for intangibles for the three month periods ended March 31, 2022 and 2021 was $120 and $113, respectively.

The estimated amortization expense for the periods subsequent to March 31, 2022 is as follows:

Trademarks
2022	$359
2023	479
2024	479
2025	479
2026	479
After 2026	1,595
$3,870

5.	DEFERRED REVENUE

Deferred revenue represents amounts received prior to period-end but earned in the following period. Deferred revenue consists of the following at:

	March 31, 2022	December 31, 2021
Orders not yet shipped	$41,809	$4,099
Direct to consumer prepayments	15,506	9,651
Deferred revenue	$57,315	$13,750

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

6.	STOCKHOLDERS’ EQUITY

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

Corporate Conversion

On December 8, 2021, in connection with its IPO, Fresh Grapes, LLC filed a certificate of conversion, whereby Fresh Grapes, LLC effected a corporate conversion from a Texas limited liability company to a Nevada corporation and changed its name to Fresh Vine Wine, Inc. Pursuant to the conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 6.1934 units for one share of common stock. The Company had 1,614,615 member units issued and outstanding as of December 8, 2021. After giving effect to the corporate conversion, all outstanding Class F member units were converted to 8,758,915 shares of common stock, and all outstanding Class W member units were converted to 1,241,098 shares of common stock. The number of common shares outstanding as of such date was 10,000,013. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was recorded to additional paid-in capital. The corporate conversion was approved by members holding a majority of the outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock $0.001 par value per share and 25,000,000 shares of preferred stock $0.001 par value per share. All references in the audited financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect this conversion.

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

In March 2021, the Company authorized 140,300 Class F member units in exchange for consulting services related to securing celebrity members and ambassadors of the Company and executed license agreements with the celebrity members, both of which occurred in March 2021. The estimated value of the award at the service inception date in March 2021 was $701,500. The service inception date preceded the grant date as the award had not been mutually agreed to and, therefore, was revalued at fair value as of June 30, 2021. In September 2021, the award was agreed to and the grant date was established. Therefore, the units were granted and the accrued equity-based compensation was reclassified to Class F Member’s Equity on the Company’s balance sheet at the grant date fair value of $4,902,802. Total equity-based compensation expense recognized related to these units was $0 and $701,500 for the three month periods ended March 31, 2022 and 2021, respectively.

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

7.	EQUITY-BASED COMPENSATION (continued)

In March 2021, the Company issued 313,000 Class F partner investor units in exchange for various advertising and marketing services over a 5 year period with an estimated value of $1,565,000 to be amortized over 5 years. In addition to the 313,000 Class F partner investor units issued in March 2021, the agreement included a put option if a threshold of $5,000,000 in earnings before interest, taxes, depreciation, and amortization (EBITDA) in either fiscal year 2022 or 2023 were not met in which the member would have the option to withdraw from the Company which would trigger the mandatory sale of the member’s entire membership interest back to the Company. As these units were contingently redeemable, they were presented as “Mezzanine Equity” on the Company’s balance sheet until December 8, 2021 when the Company converted from a limited liability company to a C-Corporation. Upon conversion and amendment of the Company’s operating agreement, the units previously recorded under “Mezzanine Equity” were converted to shares of common stock which no longer have the put option. Total equity-based compensation expense recognized related to these units was $78,250 and $78,250 for the three month periods ended March 31, 2022 and 2021, respectively.

The estimated expense for various marketing and advertising services in exchange for Class F partner investor units, now common stock, described in the preceding paragraph for the periods subsequent to March 31, 2022 is as follows:

Advertising and Marketing Expense
2022	$234,750
2023	313,000
2024	313,000
2025	313,000
2026	52,167
$1,225,917

In August 2021, the Company entered into an employment agreement to hire a Chief Executive Officer. As part of this agreement, the Company issued 10,927 additional Class F member units valued at approximately $382,000. The terms of the employment agreement also call for 67,224 additional restricted stock unit awards subject to the successful consummation of the Company’s IPO achieving certain market capitalization milestones ranging from $225M to $300M, of which 33,612 is subject to a secondary public offering. The Company successfully completed its IPO on December 17, 2021 but did not reach the target market capitalization milestones per the agreement. Since the performance condition of successfully consummating an IPO has been met, but the market condition of meeting market capitalization milestones has not been met, the probability that the market condition will be met has been factored into the fair value of the award. A securities offering such as an IPO is not considered probable to occur until it’s consummated. A secondary public offering has not been contemplated as of the date these financial statements were available to be issued. Under ASC 710 and ASC 718, compensation costs for awards containing performance conditions should only be recorded when considered to be probable to occur; therefore, no equity-based compensation cost was recorded in relation to the award that contains the secondary public offering condition for the three month period year ended March 31, 2022.

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

7.	EQUITY-BASED COMPENSATION (continued)

In November 2021, the Company executed founder option agreements with four Class F members. The terms of the agreements grant each founder the right and option to purchase common stock up to 25% of the total shares in the Founders’ Option Pool upon the consummation of the Company’s IPO. The Founder’s Option Pool is a pool of shares reserved for founding members of the Company and will be comprised of 15% of the total shares of common stock outstanding immediately prior to the initial closing of the IPO. The options will vest in 20% installments. Each installment will vest upon the closing price of common stock reaching certain milestones ranging from 200% to 600% of the IPO price. If the vesting condition is not achieved within three years of the grant date, the options will forfeit. The options have not reached any of the vesting milestones required and as such, the probability of reaching each milestone has been factored into the original fair value to be recognized over the three-year vesting period. As of March 31, 2022, $6,504 of equity-based compensation expense has been recognized relating to these stock options. The total unrecognized equity-based compensation expense was $70,565 as of March 31, 2022.

The Company also granted to the underwriter a 45-day option to purchase up to 330,000 additional shares of common stock at $9.20 per share. As of March 31, 2022, these options had expired as none of the options were exercised.

As of March 31, 2022, the underwriter options and founders’ options to purchase common shares of the Company outstanding were as follows:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual
	Options	Price	Term (Years)
Outstanding at December 31, 2021	1,830,000	$9.86	8.18
Granted	-	-	-
Exercised	-	-	-
Forfeited	(330,000)	-	-
Outstanding at March 31, 2022	1,500,000	$10.00	9.96

Exercisable at March 31, 2022	-	$-	-

Warrants

On December 17, 2021, in connection with the Company’s IPO, the Company granted to the underwriter warrants to purchase up to 110,000 shares of common stock at $12 per share. These warrants vest one year from the date of issuance and are exercisable for four years after the vesting date.

As of March 31, 2022, the underwriter warrants to purchase common shares of the Company outstanding were as follows:

Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual
	Warrants	Price	Term (Years)
Outstanding at December 31, 2021	110,000	$12.00	4.96
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2022	110,000	$12.00	4.72

Exercisable at March 31, 2022	-	$-	-

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

7.	EQUITY-BASED COMPENSATION (continued)

There was no net impact recognized by the Company in the accompanying statements as the warrants and stock options issued to the underwriter were equity-based awards issued for services rendered by the underwriter for the IPO that was offset by the Company recognizing the fair value as direct incremental costs associated with the IPO by reducing paid-in capital for the same amount.

Restricted Stock Units

On December 17, 2021, the Company granted 125,926 and 251,851 restricted stock units to its Chief Financial Officer and Chief Operating Officer, respectively. These restricted stock units have a vesting period of 180 days after the date of the final prospectus. On February 24, 2022, the Company entered into a separation agreement with the former Chief Operating Officer. Among other things, the Company agreed to provide the former COO with cash and expense reimbursements totaling $175,000 and an amendment of the COO’s Restricted Stock Agreement to accelerate the vesting of the 251,851 restricted stock units. Due to the modification of the terms of this award, the fair value was remeasured as of the modification date and an incremental $994,000 in equity-based compensation expense was recognized for the three month period ended March 31, 2022. Total equity-based compensation expense related to both of these restricted stock unit awards was approximately $1.4 million for the three month period ended March 31, 2022. The total unrecognized equity-based compensation expense was approximately $298,000.

On January 18, 2022, the Company granted 16,000 restricted stock units to an employee of the Company that vest 210 days after the date of the final prospectus for the IPO. The employee must remain continuously employed by the Company through the periods in order for the units to vest. Total equity-based compensation expense related to these restricted stock units was approximately $37,000 for the three month period ended March 31, 2022. As of March 31, 2022, the total unrecognized equity-based compensation expense was approximately $53,000.

On March 2, 2022, the Company granted 70,000 restricted stock units to members of the Company’s Board of Directors that vest on June 18, 2022. Board members must continue to serve on the Company’s board through the vesting period in order for the units to vest. Total equity-based compensation expense related to these restricted stock units was approximately $77,000 for the three month period ended March 31, 2022. As of March 31, 2022, the total unrecognized equity-based compensation expense was approximately $209,000.

On March 2, 2022, the Company granted 16,200 restricted stock units to an employee of the Company that vest on June 18, 2022. The employee must remain continuously employed by the Company through the periods in order for the units to vest. Total equity-based compensation expense related to these restricted stock units was approximately $18,000 for the three month period ended March 31, 2022. As of March 31, 2022, the total unrecognized equity-based compensation expense was approximately $48,000.

On March 30, 2022, the Company hired a new Chief Financial Officer. Pursuant to the employment agreement, the Company granted 100,000 restricted stock units. These restricted stock units vest in three equal installments with the first third vesting immediately on the grant date of March 30, 2022, and the remaining tranches will vest on the one year and two year anniversaries of the grant date. Total equity-based compensation expense related to these restricted stock units was approximately $111,000 for the three month period ended March 31, 2022. As of March 31, 2022, the total unrecognized equity-based compensation expense was approximately $219,000.

As of March 31, 2022, the restricted stock units of the Company outstanding were as follows:

		Weighted Average
		Remaining
	Number of	Contractual
	RSUs	Term (Years)
Outstanding at December 31, 2021	377,777	0.45
Granted	202,200	0.66
Vested	(285,184)
Forfeited	-
Outstanding at March 31, 2022	294,793	0.50

Stock Options

On March 11, 2022, the Company granted the option to purchase 427,001 shares of common stock at $3.47 per share to its Chief Executive Officer, pursuant to the employment agreement with the Company. The shares vest in three equal installments on the six month, one year, and two year anniversaries of the grant date and are exercisable for 10 years from the grant date. Total equity-based compensation expense related to these stock options was approximately $42,000 for the three month period ended March 31, 2022. The total unrecognized equity-based compensation expense was approximately $1.1 million.

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

Stock Options (continued)

On March 30, 2022, in addition to the restricted stock units granted to the Company’s new Chief Financial Officer, the Company also granted the option to purchase 200,000 shares of common stock at $3.30 per share, pursuant to the employment agreement. The shares vest in three equal installments. The first third vested immediately on the grant date of March 30, 2022, and the remaining tranches will vest on the one year and two year anniversaries of the grant date and are exercisable for 10 years from the grant date. Total equity-based compensation expense related to these stock options was approximately $173,000 for the three month period ended March 31, 2022. The total unrecognized equity-based compensation expense was approximately $344,000.

As of March 31, 2033, the options to purchase common shares of the Company outstanding were as follows:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual
	Options	Price	Term (Years)
Outstanding at December 31, 2021	-	$-	-
Granted	627,001	3.42	9.97
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2022	627,001	$3.42	9.97

Exercisable at March 31, 2022	66,667	$3.30	10.00

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the New York Stock Exchange on the grant date. The risk-free interest rates, ranging from 0.02% to 1.64%, are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected term for employee and nonemployee awards ranged from 3 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 75% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probably that the performance condition will be satisfied.

8.	INCOME TAXES

Components of the provision for income taxes for the three month period ended March 31, 2022 and the year ended December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Current	$-	$-
Deferred	-	-
Total	$-	$-

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

8.	INCOME TAXES (continued)

Following the conversion of Fresh Grapes, LLC to Fresh Vine Wine, Inc. on December 7, 2021, Fresh Vine Wine, Inc. will begin filing federal and state returns where required. No income tax benefit was recorded for the three month period ended March 31, 2022 due to net losses and recognition of a valuation allowance. The following table represents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31, 2022		December 31, 2021
Tax expense (benefit) at statutory rate	$(885,000)	21.0%	$(2,093,000)
State income tax expense (benefit), net of federal tax effect	(98,000)	2.3%	(14,000)
Change in valuation allowance on deferred tax assets	983,000	(23.4%)	519,000
Conversion from LLC to C Corporation			1,588,000
Income tax expense (benefit)	$-	0.0%	$-

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

	March 31,	December 31,
	2022	2021
Deferred tax assets:

Accrual to cash	$100,000	$234,000
Deferred revenue	13,000	3,000
Stock based compensation	194,000	45,000
Net operating losses	1,195,000	237,000
Valuation allowance	(1,502,000)	(519,000)

Net deferred tax assets:	$-	$-

At March 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $5.1 million and $1.5 million, respectively. The net operating loss carryforwards have no expiration.

9.	SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labeling, and packaging. The Company purchases finished goods through blanket sales orders that require a 20% deposit. In addition to the purchases of finished goods, the Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the three month period ended March 31, 2022, 100% of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from a single customer that operates in several markets. For the three month period ended March 31, 2022, 50% of the Company’s wholesale revenue came from this customer. At March 31, 2022, this customer accounted for 56% of accounts receivable.

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

10.	COMMITMENTS AND CONTINGENCIES

During March 2021, the Company entered into two license agreements with the Class F partner investors for marketing and advertising services. The agreements require ongoing payments of $300,000 per year for the final four years of the agreement’s initial five year term. Additionally, the agreements require the Company to reimburse out of pocket expenses related to promotion of the Company’s products. In November 2021, the agreements were amended to include partners investor options to terminate the agreements if a $5 million EBITDA threshold is not met in either 2022 or 2023. The agreement was also amended, among other provisions, to begin monthly payments effective as of the date of the IPO in December 2021. The net expense relating to the agreements was $20,000 for the three month period ended March 31, 2022.

The estimated expense for the periods subsequent to March 31, 2022 is as follows:

Advertising and Marketing Expense
2022	$360,000
2023	480,000
2024	480,000
2025	480,000
2026	80,000
$1,880,000

Sponsorship Agreements

During 2020, the Company entered into multiple sponsorship agreements with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments ranging from $100,000 to $250,000 per agreement. Due to the Covid-19 pandemic, many of these agreements were postponed or renegotiated to reduce payments until in-person fan attendance at the stadiums returns to normal. The total expense relating to these agreements for the three month periods ended March 31, 2022 and 2021 was $192,138 and $41,250, respectively.

The estimated expense for the sponsorship agreements as described above for the periods subsequent to March 31, 2022 is as follows:

Advertising and Marketing Expense
2022	$591,752
2023	387,232
2024	54,057
$1,033,041

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

Accounts Receivable Financing

In September 2021, the Company entered into an agreement with an unrelated party to pledge eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement has an initial term of one year which will automatically renew for successive one year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means the Company bears the risk of nonpayment and, therefore, does not meet the definition of a factoring arrangement under ASC 310-10-05-6. The amounts advanced to the Company are classified as a secured loan on the Company’s balance sheet and any fees computed on the outstanding amounts are treated as interest expense on the Company’s statement of operations. The Company had pledged approximately $243,000 of customer accounts which is recorded as receivables with recourse, and has secured borrowings of $16,231 as of March 31, 2022. The remaining balance due to the Company for collected factored accounts, net of calculated interest and fees, is approximately $59,000 as of March 31, 2022. Total interest expense recorded in association with the secured loan was $15,500 for the three month period ended March 31, 2022.

11.	TRANSACTIONS WITH RELATED PARTIES

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

In October 2021, the Company issued an additional promissory note to a Class F member in exchange for $216,000. The term of the note is the later of 2 months from the date of the note or upon successful consummation of the IPO. The annual interest rate on the note is the maximum legal amount allowed under the applicable usury laws minus 1%, which is 7% at December 31, 2021. The Company repaid all of the principal balance plus accrued interest of $9,125 in January 2022.

In addition to the agreements discussed in Note 10, the Company had an arrangement with Rabbit Hole Equity, LLC (RHE), a related party due to common ownership, under which RHE provided development, administrative and financial services to the Company. RHE is solely owned by the majority member of Nechio and Novak, LLC, which is the majority shareholder of the Company. Under the agreement, the Company will pay or reimburse RHE, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any selling, general and administrative activities performed by RHE or RHE employees, RHE, as applicable, charged back the employee salaries and wages, rent and related utilities. Beginning in December 2021, the Company now incurs employee salary and wage expenses, rent, and utilities directly.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

March 31, 2022 and 2021

11.	TRANSACTIONS WITH RELATED PARTIES (continued)

In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a related party due to common ownership in the wine industry, to provide representation and distribution services. The Company provides access to new markets and retail and wholesale customers to the related party. In exchange for these services, the Company receives a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. For the three month period ended March 31, 2022, the Company had recognized $150,884 in service revenue related to this agreement and subsequently owes Appellation Brands, LLC $61,999 for product revenues collected on behalf of Appellation Brands, LLC during the first quarter of 2022.

In January 2022, the Company entered into a consulting agreement with FELCS, LLC, an entity owned by Damian Novak to provide consulting and advisory services to the Company in exchange for $25,000 per month. The agreement expires in December 2022, subject to automatic on-year renewals unless written notice to terminate the contract is given by either party. For the three month period ended March 31, 2022, the Company had recognized $75,000 in total expense related to this agreement.

Amounts due to related parties were as follows as of March 31, 2022 and December 31, 2021:

	2022	2021
Rabbit Hole Equity, LLC	$111,545	$111,545
Appellation Brands, LLC	61,999	88,727
	$173,544	$200,272

Amounts due from related parties were as follows as of March 31, 3022 and December 31, 2021:

	2022	2021
Damian Novak	$328,759	$325,346
Appellation Brands, LLC	$303,959	$153,075
TC Healthcare, LLC	5,177	5,177
Kratos Advisory, LLC	45,477	45,477
	$683,372	$529,075

12.	SUBSEQUENT EVENTS

In April 2022, the Company amended its agreement with Whetstone Consulting to include additional bonus commissions ranging from $5,000 to $100,000 subject to specific distribution milestones. The agreement has an initial term of one year and automatically renews for successive one year periods unless terminated by either party with advance notice.

On May 13, 2022, Appellation Brands, LLC delivered notice of its intention to terminate its agreement with the Company pursuant to which the Company has provided representation and distribution services. The Company and Appellation Brands, LLC are in discussions regarding the terms and conditions of such termination, including payment for amounts owed to the Company from Appellation Brand, LLC for services performed prior to such termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our wines are priced strategically to appeal to mass markets and sell at a list price between $15 and $23 per bottle. Given the Fresh Vine Wine brand’s celebrity backing, “better-for-you” appeal, and overall product quality, we believe that it presents today’s consumers with a unique value proposition within this price category. Additionally, Fresh Vine Wine is one of very few products available at this price point that includes a named winemaker, Jamey Whetstone.

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

The Company delivered strong first quarter 2022 operational results and is looking forward to inclusion in the summer, fall and spring retail resets for both large and national chains. The Company has invested in inventory year to date May 2022, specifically advanced purchases of wine in response to increased demand. The Company believes that this increase in inventory will allow the Company to meet balance of year demand and mitigate supply chain risks the industry is facing. The Company has added headcount in the first quarter 2022 to support operational growth and national sales distribution.

Key Financial Metrics

We use net revenue, gross profit (loss), net income (loss) and EBITDA to evaluate the performance of Fresh Vine Wine. We also use the non-financial key metrics of cases sold and point of distribution (PODs). For the quarter ending, March 31, 2022, Fresh Vine Wine branded offerings sold over 6,000 cases of wine (approximately 300,000 5oz glasses), an approximate 100% increase over the fourth quarter of 2021. The Company added 1,034 PODs in the quarter ending March 31, 2022, bringing total PODS to 1,945, up from 911 PODS as of December 31, 2021. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Three months ended March 31,
	2022	2021
Net revenue	$929,125	$119,925
Gross profit	$317,073	$53,718
Net income (loss)	$(4,286,243)	$(1,322,941)
EBITDA	$(4,269,873)	$(1,322,828)

Net revenue

Net revenue represents all revenues less discounts, promotions, and excise taxes. Net revenue is driven through wine sales, merchandise sales, wine club membership dues and service fees.

Gross profit (loss)

Gross profit (loss) is equal to our net revenue less cost of revenues (or cost of goods sold). Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, capsules, and shipping. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. As we increase wholesale revenues, we expect compressed margins sharing the product margin with our distributors.

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

The following table provides a reconciliation of EBITDA to the most comparable financial measure reported under U.S. GAAP, net loss, for the periods presented:

	Three months ended March 31,
	2022	2021
Net loss	$(4,286,243)	$1,322,941)
Adjustments to net loss
Interest	16,250	0
Amortization	$120	$113
EBITDA	$(4,269,873)	$(1,322,828)

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

One way in which we will evolve our portfolio is through product extensions. Fresh Vine Wine currently has five varietals (Cabernet Sauvignon, Cabernet Sauvignon Reserve, Pinot Noir, Chardonnay, and Rosé) within its product portfolio, and we can use the same knowledge and supplier networks to launch new varietals with much greater efficiency than we were previously able to achieve. We expect to launch a sixth varietal, Sauvignon Blanc, late in the second calendar quarter of 2022.

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

●	Wholesale channel: Consistent with sales practices in the wine industry, sales to retailers and distributors occur below SRP (Suggested Retail Price). We work closely with distributors to increase wine volumes and the number of products sold by their retail accounts in their respective territories.

●	DTC channel: Wines sold through our DTC channels are generally sold at SRP, although we do periodically offer various promotions. Our DTC channel continues to grow as a result of a number of factors, including expanded e-commerce sites and social media capabilities.

●	Related party services: We have entered into service agreements with related parties in the wine industry to provide representation and distribution services. Service revenues are expected to suspend at the end of the current calendar quarter to allow the company’s lean team to prioritize the growth and expansion of the Fresh Vine Wine brand.

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

Increasing customer engagement is a key driver of our business and results of operations. We continue to invest in our DTC channel and in performance marketing to drive customer engagement. In addition to developing new product offerings and cross-selling wines in our product portfolio, we focus on increasing customer conversion and retention. As we continue to invest in our DTC channel, we expect to increase customer engagement and subsequently deliver greater satisfaction. We also distribute our wines via other wine e-commerce sites such as Wine.com and Vivino.com and plan to continue to add affiliate retail websites.

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

	Three months ended March 31,
	2022	2021
Wholesale	57%	46%
Direct to consumer	27%	54%
Related party service	16%	0%
	100%	100%

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

Results of Operations

	Three months ended March 31,
	2022	2021
Net revenue	$929,125	$119,925
Cost of revenues	612,052	66,207
Gross profit (loss)	317,073	53,718
Selling, general and administrative expenses	2,705,200	649,733
Equity-based compensation	1,902,584	727,583
Loss from operations	(4,290,711)	(1,323,598)
Other income	4,468	657
Net loss	$(4,286,243)	$(1,322,941)

Comparison of the Three Months ended March 31, 2022 and 2021

Net Revenue, Cost of Revenues and Gross Profit

We had net revenue in in the first quarter of 2021 of $119,925. Net revenue in in the first quarter of 2022 increased to $929,125. The increase in net revenue was attributable to our increasing presence in the wholesale market and an increase in wine club membership. During the first quarter of 2022, we generated net revenue of $529,840 from our wholesale distribution channel, $248,401 of net revenue from our direct-to-consumer sales channel, and $150,884 from our services channel. This revenue distribution represents 57%, 27% and 16%, respectively, of our net revenue during the period. Service revenues are expected to suspend at the end of the current calendar quarter to allow the company’s lean team to prioritize the growth and expansion of the Fresh Vine Wine brand.

	Three months ended March 31,		Change
	2022	2021	$
Net revenue	$929,125	$119,925	$809,200
Cost of revenues	$612,052	$66,207	$545,845
Gross profit (loss)	$317,073	$53,718	$263,355

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2,055,467, or 316%, to approximately $2.7 million for the three months ended March 31, 2022, compared to $649,733 for the three months ended March 31, 2021. Selling, general and administrative expense increases were largely driven by increases in selling expense related to our sponsorship agreements in the sports and entertainment industry, from $47,042 for the three months ended March 31, 2021 to $303,200 for the three months ended March 31, 2022, marketing expenses, from $163,852 for the three months ended March 31, 2021 to $500,188 for the three months ended March 31, 2022, and general and administrative expenses, from $438,838 for the three months ended March 31, 2021 to $1,901,812 for the comparable 2022 quarter. The year-over-year increase in marketing expenses primarily resulted from increased advertising and social media marketing. The year-over-year increase in general and administrative expenses is the result of increased staffing and salaries as operational activity increased from 2021 to 2022. We typically expect selling expenses to follow our sales volume growth as the activities are intended to generate revenues.

	Three months ended March 31,		Change
	2022	2021	$
Selling expenses	$303,200	$47,042	$256,158
Marketing expenses	500,188	163,852	336,336
General and administrative expenses	1,901,812	438,839	1,462,973
Total selling, general and administrative expenses	$2,705,200	$649,733	$2,055,467

Cash Flows

Net cash provided by (used in) operating activities was ($4,542,945) and ($162,116) for the three months ended March 31, 2022 and March 31, 2021, respectively. Cash used in operating activities increased in the 2022 period primarily because of increased staffing as operations increased and advertising expenses due to increased sponsorships and marketing agreements during 2022.

Net cash used in investing activities was $0 for the three months ended March 31, 2022 and March 31, 2021.

Net cash used in financing activities was $370,838 and net cash provided by financing activities was $200,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. The cash used in the three months ended March 31, 2022 was primarily to pay off outstanding debt. The cash provided in the three months ended March 31, 2021 was primarily due to proceeds from issuance of member units.

	Three months ended March 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(4,542,945)	$(162,116)
Investing activities	0	0
Financing activities	(370,838)	200,000
Net (decrease) increase in cash	$(4,913,783)	$37,884

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as driving awareness through advertising and marketing spend, adding staff, funding operations, and purchasing inventory. Prior to our December 2021 initial public offering, we funded our operational cash requirements primarily with funds advanced from Damian Novak, our Executive Chairman and co-founder, and entities affiliated with Mr. Novak. We also received proceeds from the sale of Class W Units representing membership interests in the Company, which converted into common stock upon our December 2021 conversion to a corporation (the “LLC Conversion”), and we received short term loans in the form of promissory notes from two of our equity holders, which supplement the loans from Mr. Novak and his affiliates as sources of operating capital, along with limited cash flows from our operating activities. See “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including an operating loss of $4,290,711 for the three months ended March 31, 2022 and operating losses of approximately $9.97 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $4,903,594 and a total stockholders’ equity of $14,614,081.

As of March 31, 2022, we had $11,150,158 in cash, accounts receivable (including receivables with recourse) of $857,288, inventory of $785,648, prepaid expenses of $3,554,256 of which $2,641,339 is current prepaid expenses. On March 31, 2022, current assets amounted to $15,813,846 and current liabilities were $2,116,552 resulting in a working capital surplus (with working capital defined as current assets minus current liabilities) of $13,697,294.

We expect to incur losses in future periods as we continue to invest in our business. The Company incurred net losses of $4,286,243 and $1,322,941 for the three months ended March 31, 2022 and 2021, respectively. As reflected on its statements of cash flows, the Company’s net cash used in operating activities during the quarters ended March 31, 2022, and December 31, 2021, was $4,542,945 and $3,778,330, respectively.

Although the Company’s revenue generated during the first quarter of 2022 represents a 43% increase over its revenues generated in the fourth quarter of 2021, the Company’s operating expenses have outpaced its revenues over those periods. The Company has incurred increased expenses and cash outflows to purchase inventory in advance of retail placement and in efforts to mitigate supply chain risks, invest in sales and marketing activities and increase our Company staffing and infrastructure to position us for future growth. These investments are critical to position us for future growth including entry into distribution agreements with large regional and national retailers. The Company expects to continue to generate negative cash flows from operations as it implements its plan to invest in inventory for the balance of the year to mitigate potential supply chain challenges. The Company had cash on hand of $8,097,467 as of May 13, 2022. Since March 31, 2022, the Company has purchased or placed deposits on inventory for approximately $2.1 million dollars, with year to date inventory deposits and purchases exceeding $3.5 million dollars. The Company currently holds no debt and plans to seek debt or equity financing to fund its near-term operations.

At the Company’s current pace of incurring expenses, and without receipt of additional financing, the Company projects that its existing cash will be sufficient to fund its current operations into the fourth quarter of 2022, after which additional financing will be needed to continue to satisfy its obligations. As a result, the Company may defer certain investments in additional inventory, curtail its sales and marketing efforts and staffing, and take other measures to reduce its expenses and business operations as the Company works to obtain additional debt or equity financing to help support short-term working capital needs, as it has no debt on its balance sheet. These measures may negatively impact the success of the Company’s near-term or longer-term growth objectives and prospects.

We do not have any committed sources of additional capital. Company management does not know whether additional financing will be on terms favorable or acceptable to us when needed. If additional financing is available, it may be dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital at all or to raise it in a timely manner would negatively impact its ability to fund operations, to generate revenues, grow its business and otherwise execute its business plan, which could lead to the reduction or suspension of operations and ultimately potentially forcing the Company to cease operations altogether. These factors call into questions the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In September 2021, the Company entered into an agreement with an unrelated party to pledge certain eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement has an initial term of one year which will automatically renew for successive one year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means we bear the risk of non-payment. The amounts advanced to the Company are classified as a secured loan on our balance sheet and any fees computed on the outstanding amounts are treated as interest expense on our statement of operations. The Company had pledged approximately $243,000 of customer accounts which is recorded as receivables with recourse, and has secured borrowings of approximately $16,231 as of March 31, 2022.

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

While all significant accounting policies are more fully described in Note 1 (Summary of Significant Accounting Policies) to our financial statements, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.

Allowance for Doubtful Accounts

Accounts receivable consists of amounts owed to us for sales of our products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial conditions. We estimate allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of March 31, 2022 and 2021 there was no allowance for doubtful accounts.

Allowance for Inventory Obsolescence

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value. We reduce the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. Our estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of March 31, 2022 and 2021 there was no allowance for inventory obsolescence.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 due to the material weaknesses in internal control over financial reporting as described below.

Material Weakness Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) our failure to maintain adequate controls to identify and record transactions incurred by related parties on behalf of the Company, (ii) a lack of segregation of incompatible duties the limited number of the Company employees responsible for accounting and reporting functions, (iii) a lack of regular and timely review of the Company’s accounts receivable subledger, and (iv) the improper application of an assumption used to calculate the fair value of warrants issued to the Company’s underwriters at the closing of the Company’s initial public offering. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take the actions and implement the processes described below.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the potential risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the updated risk factor set forth below.

We will require additional debt or equity financing in the near term to sustain our existing operations, and if adequate financing is not available, we may be forced curtail our near-term growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive. Our need for near-term financing calls into question our ability to remain a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See “Exhibit Index” following the signature page of this Quarterly Report on Form 10-Q for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH VINE WINE, INC.

Date: May 16, 2022	By:	/s/ Janelle Anderson
Janelle Anderson
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Ellen Scipta
Ellen Scipta
Chief Financial Officer

EXHIBIT INDEX

FRESH VINE WINE, INC.

FORM 10-Q

Exhibit Number	Description
10.1*#	Form of Employee Restricted Stock Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Management contract or compensatory plan