Form 10-Q
period 2022-06-30
Fresh Vine Wine, Inc.
filed 2022-08-12
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, the registrant had 12,732,257 shares of common stock outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern in the absence of obtaining additional financing;

●	our ability to hire additional personnel and to manage the growth of our business;

●	our reliance on our brand name, reputation and product quality;

●	our ability to adequately address increased demands that may be placed on our management, operational and production capabilities;

●	the effectiveness of our advertising and promotional activities and investments;

●	our reliance on celebrities to endorse our wines and market our brand;

●	general competitive conditions, including actions our competitors may take to grow their businesses;

●	fluctuations in consumer demand for wine;

●	overall decline in the health of the economy and consumer discretionary spending;

●	the occurrence of adverse weather events, natural disasters, public health emergencies, including the COVID-19 pandemic, or other unforeseen circumstances that may cause delays to or interruptions in our operations;

●	risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;

ii

●	the impact of COVID-19 on our customers, suppliers, business operations and financial results;

●	disrupted or delayed service by the distributors we rely on for the distribution of our wines;

●	our ability to successfully execute our growth strategy, including continuing our expansion in the direct-to-consumer sales channel;

●	quarterly and seasonal fluctuations in our operating results;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;

●	our ability to operate, update or implement our IT systems;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	our potential ability to obtain additional financing when and if needed;

●	the significant influence that certain of our directors and officers have over us based on their ownership and/or control of a significant portion of our outstanding common stock;

●	the potential liquidity and trading of our securities; and

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

Assets
Current assets
Cash	$5,228,599	$16,063,941
Accounts receivable	756,760	208,160
Accounts receivable - related parties	645,484	153,075
Receivables with recourse	-	146,314
Related party receivables	379,413	376,000
Inventories	3,769,747	159,060
Prepaid expenses and other	1,512,546	1,150,987
Total current assets	12,292,549	18,257,537

Prepaid expenses (long-term)	834,667	991,167
Intangible assets - net	-	3,990

Total Assets	$13,127,216	$19,252,694

Liabilities, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$470,836	$416,716
Accrued compensation	733,229	416,414
Accrued expenses	605,703	212,866
Accrued expenses - related parties	320,000	529,617
Secured borrowings	-	171,069
Deferred revenue	13,203	13,750
Promissory note - related parties	-	216,000
Related party payables	309,664	200,272
Total current liabilities	2,452,635	2,176,704

Total Liabilities	2,452,635	2,176,704

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value - 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 12,732,257 and 12,200,013 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12,732	12,200
Preferred stock, $0.001 par value - 25,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	20,124,333	17,681,141
Accumulated deficit	(9,462,484)	(617,351)
Total Stockholder’s Equity (Deficit)	10,674,581	17,075,990

Total Liabilities and Stockholders’ Equity	$13,127,216	$19,252,694

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Wholesale revenue	$657,927	$156,688	$1,187,767	$212,081
Direct to consumer revenue	215,110	227,531	463,511	292,063
Related party service revenue	146,340	-	297,224	-
Total Net Revenue	1,019,377	384,219	1,948,502	504,144

Cost of revenues	836,052	318,054	1,448,104	384,261
Gross Profit	183,325	66,165	500,398	119,883

Selling, general and administrative expenses	4,050,066	1,027,982	6,755,264	1,677,714
Equity-based compensation	697,638	4,278,831	2,600,224	5,006,415
Operating Loss	(4,564,379)	(5,240,648)	(8,855,090)	(6,564,246)

Other income	5,489	-	9,957	657

Net Loss	$(4,558,890)	$(5,240,648)	$(8,845,133)	$(6,563,589)

Weighted Average Shares Outstanding
Basic	12,534,045	8,881,794	12,417,763	7,999,400
Diluted	12,534,045	8,881,794	12,417,763	7,999,400

Net Loss per Share - Basic	$(0.36)	$(0.59)	$(0.71)	$(0.82)
Net Loss per Share - Diluted	$(0.36)	$(0.59)	$(0.71)	$(0.82)

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Mezzanine Equity		Member Contributions				Stockholders’ Equity
	Class F Partner Investor Units		Class F		Class W		Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2020	-	$-	950,000	$250,000	100,000	$10,000	-	$-	-	$-	$-	$(1,723,158)	$(1,463,158)

Equity-based compensation	313,000	1,565,000	-	-	-	-	-	-	-	-	-	-	-
Member units issued	-	-	-	-	40,000	200,000	-	-	-	-	-	-	200,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,322,941)	(1,322,941)

Balances at March 31, 2021	313,000	$1,565,000	950,000	$250,000	140,000	$210,000	-	$-	-	$-	$-	$(3,046,099)	$(2,586,099)

Member units issued	-	-	-	-	51,792	1,809,601	-	-	-	-	-	-	1,809,601
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(5,240,648)	(5,240,648)

Balances at June 30, 2021	313,000	$1,565,000	950,000	$250,000	191,792	$2,019,601	-	$-	-	$-	$-	$(8,286,747)	$(6,017,146)

	Mezzanine Equity		Member Contributions				Stockholders’ Equity
	Class F Partner Investor Units		Class F		Class W		Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2021	-	$-	-	$-	-	$-	12,200,013	$12,200	-	$-	$17,681,141	$(617,351)	$17,075,990

Equity-based compensation	-	-	-	-	-	-	285,184	285	-	-	1,824,049	-	1,824,334
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(4,286,243)	(4,286,243)

Balances at March 31, 2022	-	$-	-	$-	-	$-	12,485,197	$12,485	-	$-	$19,505,190	$(4,903,594)	$14,614,081

Equity-based compensation	-	-	-	-	-	-	247,060	247	-	-	619,143	-	619,390
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(4,558,890)	(4,558,890)

Balances at June 30, 2022	-	$-	-	$-	-	$-	12,732,257	$12,732	-	$-	$20,124,333	$(9,462,484)	$10,674,581

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	2022	2021
Cash Flows from Operating Activities
Net loss	$(8,845,133)	$(6,563,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,990	233
Equity-based compensation	2,600,224	5,006,415
Changes in operating assets and liabilities
Accounts receivable	(548,600)	(116,743)
Accounts receivable - related parties	(492,409)	(191,063)
Receivables with recourse	146,314	-
Related party receivables	(3,413)	-
Inventories	(3,610,687)	46,927
Prepaid expenses and other	(361,559)	(580)
Accounts payable	54,120	230,285
Accrued compensation	316,815	-
Accrued expenses	392,837	-
Accrued expenses - related parties	(209,617)	200,000
Deferred revenue	(547)	129,064
Related party payables	109,392	(8,802)
Net cash used in operating activities	(10,448,273)	(1,267,853)

Cash Flows from Investing Activities
Purchase of intangible assets	-	(250)
Net cash used in investing activities	-	(250)

Cash Flows from Financing Activities
Payments of related party notes payable	(216,000)	-
Payments of outstanding secured borrowings	(171,069)	-
Proceeds from issuance of member units	-	2,009,601
Deferred offering costs	-	(130,186)
Net cash (used in) provided by financing activities	(387,069)	1,879,415

Net (Decrease) Increase in Cash	(10,835,342)	611,312

Cash - Beginning of Year	16,063,941	4,485

Cash - End of Year	$5,228,599	$615,797

Supplemental disclosure of non-cash activities:
Accrual of equity-based compensation for consulting services	$-	$4,902,082
Issuance of units for prepaid marketing services	$-	$1,565,000

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

1. MANAGEMENT’S STATEMENT

Nature of Business

Fresh Vine Wine, Inc. (the Company), a Nevada corporation, is a premium wine brand built to complement consumers’ healthy and active lifestyles. The Company provides a competitively priced premium product that is blended to deliver several important benefits, such as low-cal, low-sugar, low-carb. The Company’s wines are also gluten-free and keto and vegan friendly.

The Company’s revenue is comprised primarily of wholesale and direct to consumer (DTC) sales, and representation and distribution services. Wholesale revenue is generated through sales to distributors located in states throughout the United States of America and Puerto Rico. DTC revenue is generated from individuals purchasing wine directly from the Company through club membership and the Company’s website. Representation and distribution service revenue is generated by providing third party wine producers with access to new markets and distribution channels.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial Statements and notes thereto for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K.

Corporate Conversion

On December 8, 2021, in preparation for its initial public offering (“IPO”), Fresh Grapes, LLC filed a certificate of conversion, whereby Fresh Grapes, LLC effected a corporate conversion from a Texas limited liability company to a Nevada corporation and changed its name to Fresh Vine Wine, Inc. Pursuant to the corporate conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 6.1934 units for one share of common stock. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was recorded to additional paid-in capital. The corporate conversion was approved by members holding a majority of the outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock $0.001 par value per share and 25,000,000 shares of preferred stock $0.001 par value per share. The Company determined that the corporate conversion is equivalent to a change in the Company’s capital structure. As such, all references in the audited financial statements to the number of shares and per-share amounts of member units are now presented as common stock and have been retroactively restated to reflect this conversion.

Initial Public Offering

On December 17, 2021, the Company completed its IPO whereby it sold 2,200,000 shares of common stock at a public offering price of $10 per share. The aggregate net proceeds received by the Company from the offering were approximately $19.2 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 12,200,013 shares of common stock were outstanding. The shares began trading on December 14, 2021 on The NYSE American stock exchange under the symbol “VINE”.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowance for doubtful accounts, allowance for inventory obsolescence, equity-based compensation for employees and non-employees, and the valuation of deferred tax assets.

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

Liquidity, Going Concern, and Management Plan

Although the Company’s revenue generated during the three months ended June 30, 2022 represents a 10% and 57% increase over its revenues generated in the first quarter of 2022 and the fourth quarter of 2021, respectively, in addition to paying IPO fees and settling pre-IPO net outstanding related party debt in the fourth quarter of 2021, the Company’s operating expenses have significantly exceeded its revenues over these quarters. The Company has purchased additional inventory in efforts to mitigate supply chain risks and incurred additional expenses in order to invest in sales and marketing activities and increase staffing and infrastructure to position the Company for future growth. The Company is looking forward to inclusion in the fall retail resets for both large and national chains.

The Company currently holds no debt and will seek debt or equity financing in the near term to sustain existing operations. If adequate financing is not available, the Company may be forced to curtail near-term growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive. At the current pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations into the first quarter of 2023, after which additional financing will be needed to satisfy obligations.

Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether. Should this occur, the value of any investment in the Company’s securities could be adversely affected.

These factors call into question the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to preserve capital, the Company’s leadership team has already deferred certain investments in additional inventory, curtailed its sales and marketing efforts and staffing, and taken other measures to reduce expenses and business operations. Collectively, these cost reduction efforts have reduced the Company’s cash requirements by more than $6.3 million for the balance of calendar year 2022, preserving capital for our highest priority expenses and investments and providing additional runway for the growth strategy to gain traction in market.

In parallel, the Company continues to execute its growth strategy, opening up new distributor and retail relationships, expanding to new geographic markets, and introducing new product extensions. The Company believes that these efforts will further accelerate top-line growth in ways that will only improve liquidity measures as the Company converts receivables to cash.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

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

2. REVENUE RECOGNITION

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

The following table presents the percentages of total revenue disaggregated by sales channels for the three and six month periods ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Wholesale	64.5%	40.8%	61.0%	42.1%
Direct to consumer	21.1%	59.2%	23.8%	57.9%
Related party service	14.4%	0.0%	15.3%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

3. LOSS PER SHARE

Basic net loss per share is determined by dividing net loss attributable to shareholders by the weighted-average shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the numbers of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. The following table presents a reconciliation between basic and diluted net loss per share for the three and six month periods ending:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net loss attributable to Fresh Vine Wine shareholders	$(4,458,890)	$(5,240,648)	$(8,845,133)	$(6,563,589)

Denominator:
Basic – weighted shares outstanding	12,534,045	8,881,794	12,417,763	7,999,400
Dilutive effect from shares authorized	-	-	-	-
Diluted – weighted shares outstanding	12,534,045	8,881,794	12,417,763	7,999,400

Basic loss per share attributable to Fresh Vine Wine shareholders:	$(0.36)	$(0.59)	$(0.71))	$(0.82)
Diluted loss per share attributable to Fresh Vine Wine shareholders:	$(0.36)	$(0.59)	$(0.71))	$(0.82)

For the three and six months ended June 30, 2022, 1,888,336 shares were excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

4. INVENTORIES

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value. Inventories consist of the following at:

	June 30, 2022	December 31, 2021
Inventory – finished goods	$3,761,605	$137,647
Inventory – merchandise	8,142	21,413
Total	$3,769,747	$159,060

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	June 30,	December 31,
	2022	2021
Prepaid marketing expenses - current	$313,000	$313,000
Prepaid marketing expenses – long-term	834,667	991,167
Prepaid insurance	442,944	-
Prepaid license and fees	-	3,395
Inventory deposits	719,748	758,280
Other prepaid expenses	36,854	76,312
Total	$2,347,213	$2,142,154

6. ACCRUED COMPENSATION

During the period ended June 30, 2022 the Company made certain leadership changes to better align with the Company’s operating goals, including advertising and marketing plans, as well as cash preservation initiatives. As of June 30, 2022 accrued compensation primarily related to unpaid amounts related to the following transitions.

On June 8, 2022, the Chief Executive Officer’s employment with the Company ended. This individual continues to serve as a member of the Company’s Board of Directors. Effective June 13, 2022, the Company’s Board of Directors appointed Rick Nechio, the Company’s current President, to serve as interim Chief Executive Officer.

Effective June 24, 2022, the Chief Financial Officer of the Company resigned. Effective June 30, 2022, Elliot Savoie, the Company’s current Head of Corporate Development and Ventures, will serve as interim Chief Financial Officer while the Company conducts its search for a permanent replacement.

7. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	June 30,	December 31,
	2022	2021
Sponsorship agreements	$277,677	$80,000
Accrued credit card charges	155,026	39,563
Other accrued expenses	173,000	93,303
Total	$605,703	$212,866

The sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments ranging from $100,000 to $265,000 per agreement. The total expense relating to these agreements for the three and six month periods ended June 30, 2022 was $184,720 and $366,158, respectively. The total expense relating to these agreements for the three and six month periods ended June 30, 2021 was $150,700 and $192,000, respectively.

Accrued credit card charges primarily consist of warehouse, shipping and other operating costs paid via Company credit card as a tool for managing cashflow.

8. STOCKHOLDERS’ EQUITY

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

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

Initial Public Offering

On December 17, 2021, the Company completed its IPO in which it sold 2,200,000 shares of common stock at a public offering price of $10 per share. The aggregate net proceeds received by the Company from the offering were approximately $19.2 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 12,200,013 shares of common stock were outstanding. The shares began trading on December 14, 2021 on The NYSE American stock exchange under the symbol “VINE”.

9. EQUITY-BASED COMPENSATION

Effective December 9, 2021, the Company adopted an equity incentive plan which allows for the granting of incentive and non-qualified stock options, restricted and unrestricted stock and stock units, stock appreciation rights, performance units and other stock-based awards to current and prospective employees and directors of, and consultants and advisors to, the Company.

In March 2021, the Company authorized 140,300 Class F member units in exchange for consulting services related to securing celebrity members and ambassadors of the Company and executed license agreements with the celebrity members, both of which occurred in March 2021. The estimated value of the award at the service inception date in March 2021 was $701,500. The service inception date preceded the grant date as the award had not been mutually agreed to and, therefore, was revalued at fair value as of June 30, 2021. In September 2021, the award was agreed to and the grant date was established. Therefore, the units were granted and the accrued equity-based compensation was reclassified to Class F Member’s Equity on the Company’s balance sheet at the grant date fair value of $4,902,802. Total equity-based compensation expense recognized related to these units was $0 and $701,500 for the three month periods ended June 30, 2022 and 2021, respectively. Total equity-based compensation expense recognized related to these units was $0 and $4,902,802 for the three month periods ended June 30, 2022 and 2021, respectively.

In March 2021, the Company issued 313,000 Class F partner investor units in exchange for various advertising and marketing services over a 5 year period with an estimated value of $1,565,000 to be amortized over 5 years. Total equity-based compensation expense recognized related to these units was $78,250 and $156,500 for the three and six month periods ended June 30, 2022, respectively. Total equity-based compensation expense recognized related to these units was $78,250 and $104,333 for the three and six month periods ended June 30, 2021, respectively.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

As of June 30, 2022, there was $1,147,667 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets. The estimated expense for various marketing and advertising services in exchange for Class F partner investor units, now common stock, described in the preceding paragraph for the periods subsequent to June 30, 2022 is as follows:

Advertising and Marketing Expense
2022	$156,500
2023	313,000
2024	313,000
2025	313,000
2026	52,167
$1,147,667

Warrants

On December 17, 2021, in connection with the Company’s IPO, the Company granted to the underwriter warrants to purchase up to 110,000 shares of common stock at $12 per share. These warrants vest one year from the date of issuance and are exercisable for four years after the vesting date.

Restricted Stock Units

On December 17, 2021, the Company granted 125,926 and 251,851 restricted stock units to its Chief Financial Officer and Chief Operating Officer, respectively. Restricted stock units represent the right to receive one share of common stock from the Company upon vesting. These restricted stock units have a vesting period of 180 days after the date of the final IPO prospectus. On February 24, 2022, the Company entered into a separation agreement with the former Chief Operating Officer (COO). Among other things, the Company agreed to provide the former COO with cash and expense reimbursements totaling $175,000 and an amendment of the COO’s Restricted Stock Agreement to accelerate the vesting of the 251,851 restricted stock units. Due to the modification of the terms of this award, the fair value was remeasured as of the modification date. Total equity-based compensation expense related to both of these restricted stock unit awards was $297,591 and $1,658,485 for the three and six month period ended June 30, 2022. As of June 30, 2022, these awards were fully vested and the shares of common stock underlying the awards had been delivered.

During the period ended June 30, 2022 the Company granted 47,800 restricted stock units to employees of the Company all of which vested and were delivered in the period. Total equity-based compensation expense related to these restricted stock units and shares was $158,768 and $213,380 for the three and six month periods ended June 30, 2022.

On March 2, 2022, the Company granted 70,000 restricted stock units to members of the Company’s Board of Directors that fully vested on June 18, 2022. Total equity-based compensation expense related to these restricted stock units was $208,841 and $285,530 for the three month and six month periods ended June 30, 2022.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Restricted stock unit activity as of and during the period ended June 30, 2022 was as follows:

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	377,777	0.45
Granted	117,800	0.33
Vested or released	(495,577)	-
Forfeited	-	-
Outstanding at June 30, 2022	-	-

Shares of Restricted Stock

During the period ended June 30, 2022, the Company granted 10,000 shares of restricted stock to an employee upon commencement of employment in May 2022, of which 3,334 shares vested immediately with the remaining 6,666 shares vesting in two equal installments in May 2023 and May 2024. Restricted stock consists of shares of common stock that are subject to transfer and forfeiture restrictions that lapse upon vesting. Total equity-based compensation expense related to these shares of restricted stock was $10,139 for the three and six month periods ended June 30, 2022. The total unrecognized equity-based compensation expense is $17,649 relating to the shares of restricted stock.

On March 30, 2022, the Company hired a new Chief Financial Officer. Pursuant to the employment agreement, the Company granted 100,000 shares of restricted stock. The restricted stock vests in three equal installments with the first third vesting immediately on the grant date of March 30, 2022, and the remaining tranches were scheduled to vest on the one year and two year anniversaries of the grant date subject to continued employment with the Company through the applicable vesting date. Effective June 24, 2022, this employee resigned from the Company. Pursuant to the employees Separation Agreement with the Company, the unvested restricted stock will immediately vest in full if a change in control occurs within 90 days from separation. Absent a change in control during such 90 day period, the unvested awards will be forfeited. As a change in control is unlikely to occur during the 90 day period the Company has not recognized equity-based compensation expense for the unvested awards. Total equity-based compensation expense related to these restricted stock units was $0 and $110,602 for the three and six month periods ended June 30, 2022, respectively.

Restricted stock activity as of and during the period ended June 30, 2022 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	-	-
Granted	110,000	1.00
Vested or released	(36,668)	-
Forfeited	-	-
Outstanding at June 30, 2022	73,332	0.32

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Stock Options

On March 11, 2022, the Company granted the option to purchase 427,001 shares of common stock at $3.47 per share to its Chief Executive Officer, pursuant to the Chief Executive Officer’s employment agreement with the Company. The shares vest in three equal installments on the six month, one year, and two year anniversaries of the grant date and are exercisable for 10 years from the grant date. On June 8, 2022, the Chief Executive Officer’s employment with the Company ended resulting in the forfeiture of the entire award, which remained unvested at the time. Total equity-based compensation expense previously recognized for these stock options of approximately $63,000 was reversed in the three month period ended June 30, 2022.

On March 30, 2022, in addition to the restricted stock granted to the Company’s new Chief Financial Officer, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of common stock at $3.30 per share, pursuant to the employment agreement. The shares vest in three equal installments. The first third vested immediately on the grant date of March 30, 2022, and the remaining tranches were scheduled to vest on the one year and two year anniversaries of the grant date subject to continued employment with the Company through the applicable vesting date. The options are exercisable for 10 years from the grant date or, if earlier, ninety (90) days following termination of employment. Effective June 24, 2022, this employee resigned from the Company. Pursuant to the employee’s Separation Agreement with the Company, the unvested stock options will immediately become exercisable in full if a change in control occurs within 90 days from separation. Absent a change in control during such 90 day period, the unvested awards will be forfeited. As a change in control is unlikely to occur during the 90 day period, the Company has not recognized equity-based compensation expense for the unvested awards. Total equity-based compensation expense related to the vested stock options was $0 and $173,242 for the three and six month periods ended June 30, 2022, respectively.

Stock option activity as of and during the period ended June 30, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	-	-
Granted	632,001	3.41
Exercised	-	-
Forfeited	(427,001)	3.47
Outstanding at June 30, 2022	205,000	3.29

Exercisable at June 30, 2022	68,334	3.29

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the New York Stock Exchange on the grant date. The risk-free interest rates, ranging from 0.02% to 1.64%, are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life of the awards at the grant date. The expected term for employee and nonemployee awards ranged from 3 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 75% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

10. INCOME TAXES

Following the conversion of Fresh Grapes, LLC to Fresh Vine Wine, Inc. on December 7, 2021, Fresh Vine Wine, Inc. will begin filing federal and state returns where required. The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of June 30, 2022. No income tax expense or benefit was recorded for the three and six month periods ended June 30, 2022 due to the Company’s net loss position.

11. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labeling, and packaging. The Company purchases finished goods through blanket sales orders that require a a minimum 20% deposit. In addition to the purchases of finished goods, the Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the three and six month periods ended June 30, 2022, and 2021, 100% of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers as needed for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from two customers that operate in several markets. For the three and six month periods ended June 30, 2022, approximately 60% of the Company’s wholesale revenue came from these two customers. As of June 30, 2022 and December 31, 2021, these customers accounted for approximately 69% of accounts receivable.

12. COMMITMENTS AND CONTINGENCIES

During March 2021, the Company entered into two license agreements with the Class F partner investors for marketing and advertising services. The agreements require ongoing payments of $300,000 per agreement each year for an initial term of five years. Additionally, the agreements require the Company to reimburse out of pocket expenses related to promotion of the Company’s products. In November 2021, the agreements were amended to include partners investor options to terminate the agreements if a $5 million EBITDA threshold is not met in either 2022 or 2023. The agreement was also amended, among other provisions, to begin monthly payments effective as of the date of the IPO in December 2021. The net expense relating to the agreements was $120,000 and $140,000 for the three and six month periods ended June 30, 2022. The net expense was $150,000 and $200,000 for the three and six month periods ended June 30, 2021.

The estimated expense for the periods ending December 31 subsequent to June 30, 2022 is as follows:

Advertising and Marketing Expense
2022	$240,000
2023	480,000
2024	480,000
2025	480,000
2026	80,000
$1,760,000

Sponsorship Agreements

The estimated expense for the sponsorship agreements as described in Note 7 for the periods ending December 31 subsequent to June 30, 2022 is as follows:

Advertising and Marketing Expense
2022	$392,442
2023	490,232
2024	160,147
$1,042,821

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Accounts Receivable Financing

In September 2021, the Company entered into an agreement with an unrelated party to pledge eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement has an initial term of one year which will automatically renew for successive one year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means the Company bears the risk of nonpayment and, therefore, does not meet the definition of a factoring arrangement under ASC 310-10-05-6. The amounts advanced to the Company are classified as a secured loan on the Company’s balance sheet and any fees computed on the outstanding amounts are treated as interest expense on the Company’s statement of operations. As of June 30, 2022 and December 31, 2021, the Company had pledged $0 and $146,314 of customer accounts which is recorded as receivables with recourse and had secured borrowings of $0 and $171,069, respectively. Total interest expense recorded in association with the secured loan was $1,213 and $17,462 for the three and six month periods ended June 30, 2022.

13. TRANSACTIONS WITH RELATED PARTIES

In October 2021, the Company issued a promissory note to a Class F member in exchange for $216,000. The term of the note is the later of 2 months from the date of the note or upon successful consummation of the IPO. The annual interest rate on the note is the maximum legal amount allowed under the applicable usury laws minus 1%, which is 7% at December 31, 2021. The Company repaid all of the principal balance plus accrued interest of $9,125 in January 2022.

In addition to the agreements discussed in Note 12, the Company had an arrangement with Rabbit Hole Equity, LLC (RHE)under which RHE provided development, administrative and financial services to the Company. RHE is solely owned by the majority member of Nechio and Novak, LLC, which is the majority shareholder of the Company. Under the agreement, the Company will pay or reimburse RHE, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any selling, general and administrative activities performed by RHE or RHE employees, RHE, as applicable, charged back the employee salaries and wages, rent and related utilities. Beginning in December 2021, the Company incurs employee salary and wage expenses, rent, and utilities directly.

In addition to the expenses paid by RHE to be reimbursed by the Company, several other related parties have incurred expenses or advanced cash to be reimbursed by the Company. Damian Novak is the Executive Chairman of the Company and a manager and significant member of Nechio and Novak, LLC, which was a significant shareholder of the Company at June 30, 2022. Damian Novak is a significant member of Kratos Advisory, LLC, Appellation Brands, LLC, TC Healthcare, LLC and is the sole member of Rabbit Hole Equity DTP, LLC. The Company will pay or reimburse, as applicable, for any expenses the related parties incur while acting on behalf of the Company.

Additionally, the Company records receivables related to any expenses incurred on behalf of or cash advances to related entities.

In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a related party due to common ownership in the wine industry, to provide representation and distribution services. As of June 15, 2022 the original agreement was terminated. Prior to termination, the Company provided access to new markets and retail and wholesale customers to the related party. In exchange for these services, the Company received a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. For the three and six month periods ended June 30, 2022, the Company recognized $146,340 and $297,224 in service revenue related to this agreement.

In January 2022, the Company entered into a consulting agreement with FELCS, LLC, an entity owned by Damian Novak to provide consulting and advisory services to the Company in exchange for $25,000 per month. The agreement expires in December 2022, subject to automatic one-year renewals unless written notice to terminate the contract is given by either party. For the three and six month period ended June 30, 2022, the Company recognized $75,000 and $150,000, respectively, in total expense related to this agreement.

In April 2022, the Company amended its agreement with Whetstone Consulting to include additional bonus commissions ranging from $5,000 to $100,000 subject to specific distribution milestones. The agreement has an initial term of one year and automatically renews for successive one year periods unless terminated by either party with advance notice.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Amounts due to related parties were as follows as of June 30, 2022 and December 31, 2021:

	2022	2021
Rabbit Hole Equity, LLC	$111,545	$111,545
Appellation Brands, LLC	198,119	88,727
	$309,664	$200,272

Amounts due from related parties were as follows as of June 30, 3022 and December 31, 2021:

	2022	2021
Damian Novak	$328,759	$325,346
Due from employees	195,186	-
TC Healthcare, LLC	5,177	5,177
Kratos Advisory, LLC	45,477	45,477
	$574,599	$376,000

The $328,759 due from Damian Novak was repaid in full in July 2022.

14. LEGAL PROCEEDINGS

Timothy Michaels

On February 24, 2022, Timothy Michaels, the former Chief Operating Officer of the Company, signed a Separation Agreement and Release (the “Separation Agreement”) in connection with the termination of his employment with the Company, which occurred on February 7, 2022.

On May 27, 2022, Mr. Michaels filed a complaint against the Company in the Fourth Judicial District Court, Hennepin County, Minnesota, alleging that the Company breached the February 24, 2022 Separation Agreement by including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to the Settlement Agreement.  The complaint also included counts alleging breach of the implied covenant of good faith and fair dealing, issuer liability under Minn. Stat. § 336.8-401 for delay in removing or directing the Company’s transfer agent to remove the lock-up legend from the shares, conversion and civil theft.

The Company has denied the allegations and intends to vigorously defend against the lawsuit. The Company has made a motion seeking dismissal of the conversion and civil theft counts. A hearing is set for September 20, 2022.

Janelle Anderson

On or about July 18, 2022, Janelle Anderson, the former Chief Executive Officer of the Company, served a complaint against the Company in the Fourth Judicial District Court, Hennepin County, Minnesota, alleging that the Company terminated her employment in retaliation for alleged reports pursuant to the Minnesota Whistleblower Act. Defendants also include Damian Novak, Executive Chairman and a director of the Company, and Rick Nechio, interim Chief Executive Officer and a director of the Company. The Company has denied the allegations and intends to vigorously defend against the lawsuit. Defendants Novak and Nechio similarly have denied the allegations and have made a motion seeking dismissal of the lawsuit against them.

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

Overview

Fresh Vine Wine, Inc. (the “Company”) is a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, Fresh Vine Wine brings an innovative “better-for-you” solution to the wine market. We currently sell six varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, and Rosé, and a limited Reserve Napa Cabernet Sauvignon,. All varietals are produced and bottled in Napa, California.

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 43 states. As of June 30, 2022, we hold active relationships with wholesale distributors in 43 states, up from 32 states as of March 31, 2022, and currently have 7 states in which licensing is pending. We are actively working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

Our core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $23 per bottle. Given the Fresh Vine Wine brand’s celebrity backing, “better-for-you” appeal, and overall product quality, we believe that it presents today’s consumers with a unique value proposition within this price category. Additionally, Fresh Vine Wine is one of very few products available at this price point that includes a named winemaker, Jamey Whetstone.

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

The Company delivered strong first and second quarter 2022 operational results and is looking forward to inclusion in the summer, fall and spring retail resets for both large and national chains. The Company has heavily invested in inventory through June 30, 2022, specifically through advanced purchases of wine in response to increased demand, as well to support the introduction of a new varietal, Sauvignon Blanc, in the second quarter of 2022. The Company believes that this increase in inventory will allow the Company to meet balance of year demand and mitigate supply chain risks the industry is facing. The Company has added headcount in the first and second quarters of 2022 to support operational growth and national sales distribution while also maintaining a cash preservation plan.

Key Financial Metrics

We use net revenue, gross profit (loss) and net income (loss) to evaluate the performance of Fresh Vine Wine. We also use the non-financial key metrics of cases sold and point of distribution (PODs). For the quarter ended June 30, 2022, Fresh Vine Wine branded offerings sold approximately 8,400 cases of wine (approximately 420,000 5oz glasses), an increase of approximately 2,200 cases representing a 35% increase over the first quarter of 2022. The Company added 3,268 PODs in the six months ended June 30, 2022, bringing total PODs to 4,179 up from 911 PODS as of December 31, 2021.  These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$1,019,377	$384,219	$1,948,502	$504,144
Gross profit	$183,325	$66,165	$500,398	$119,883
Net loss	$(4,158,890)	$(5,240,648)	$(8,445,133)	$(6,563,589)

Components of Results of Operations and Trends That May Impact Our Results of Operations

Net Revenue

Our net revenue consist primarily of wine sales to distributors and retailers, which together comprise our wholesale channel, and directly to individual consumers through our DTC channel. Net revenues generally represent wine sales and shipping, when applicable, and to a lesser extent branded merchandise and wine club memberships. For wine and merchandise sales, revenues are recognized at time of shipment. For Wine Club memberships, revenues are recognized quarterly at the time of fulfilment and only after the club member has made three consecutive (monthly) payments.

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

One way in which we will evolve our portfolio is through product extensions. Fresh Vine Wine added a sixth varietal, Sauvignon Blanc, late in the second quarter of 2022 and currently has six varietals (Cabernet Sauvignon, Cabernet Sauvignon Reserve, Pinot Noir, Chardonnay, Sauvignon Blanc, and Rosé) within its product portfolio. In the future, we can use the same knowledge and supplier networks to launch new varietals with much greater efficiency than we were previously able to achieve. We expect to launch a seventh varietal, Sparkling Rosé, in the third calendar quarter of 2022.

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

Net Revenue Percentage by Channel

We calculate net revenue percentage by channel as net revenue made through our wholesale channel to distributors, through our wholesale channel directly to retail accounts, and through our DTC channel, respectively, as a percentage of our total net revenue. We monitor net revenue percentage across revenue channels to understand the effectiveness of our distribution model and to ensure we are employing resources effectively as we engage customers. See Note 2 to the accompanying financial statements for further details.

Cost of Revenues

Cost of revenues (or cost of goods sold). Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, capsules, storage and shipping. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. We expect that our cost of revenues will increase as our net revenue increases. As the volume of our product inputs increase, we intend to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue.

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

Equity-Based Compensation

Equity-based compensation consists of the non-cash expense resulting from our issuance of equity or equity-based grants issued in exchange for employee or non-employee services. We measure equity-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We recognize any forfeitures as they occur.

Comparison of the Three and Six Months ended June 30, 2022 and 2021

Net Revenue, Cost of Revenues and Gross Profit

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Net revenue	$1,019,377	$384,219	635,158	165%	$1,948,502	$504,144	1,444,358	286%
Cost of revenues	836,052	318,054	517,998	163%	1,448,104	384,261	1,063,843	277%
Gross profit	$183,325	$66,165	117,160	177%	$500,398	$119,883	380,515	317%

For the three and six months ended June 30, 2022, we experienced an increase of 165% and 286%, respectively, in net revenue compared to the same periods in 2021. The increase in net revenue was attributable to our increasing presence in the wholesale market and an increase in wine club membership. In addition, the Company continues to expand on our varietal offerings resulting in an increase in sales. In correlation with increasing sales, cost of revenues during the three and six months ended June 30, 2022 increased 163% and 277%, respectively, compared to the same periods in 2021.

Selling, general and administrative expenses

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Selling expenses	$420,732	$134,810	285,923	212%	$723,932	$181,851	542,081	298%
Marketing expenses	1,173,679	409,712	763,967	186%	1,673,868	573,564	1,100,304	192%
General and administrative expenses	$2,455,655	$483,460	1,972,195	408%	$4,357,463	$922,298	3,435,165	372%

For the three and six months ended June 30, 2022, selling, general and administrative expenses increased 294% and 303%, respectively, compared to the same periods in the 2021. Selling, general and administrative expense increases were largely driven by certain one-time charges associated with the leadership transition described in Note 6, as well as increases in general and administrative expenses due to higher staffing headcount and related salaries and additional consulting, legal and financial expenses as operational activity increased from 2021 to 2022. In addition, the Company incurs incremental costs due to the Company being public in 2022, such as higher professional services for accounting, finance and legal, as well as higher insurance expenses and listing fees, among others. The increase in selling expenses primarily relates to our sponsorship agreements in the sports and entertainment industry. The period-over-period increase in marketing expenses primarily resulted from increased advertising, social media marketing, tastings, and other promotion materials and events. We typically expect selling and marketing expenses to follow our sales volume growth as the activities are intended to generate revenues however we expect these expenses to be higher in the initial growth phase of the Company and begin to normalize in the coming quarters.

Cash Flows

	Six months ended
	June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(10,448,273)	$(1,267,853)
Investing activities	-	(250)
Financing activities	(387,069)	1,879,415
Net (decrease) increase in cash	$(10,835,342)	$611,312

Cash used in operating activities increased in the 2022 period primarily due to $3,610,687 spent to accelerate our inventory levels to meet anticipated demand as well as higher advertising and marketing expenses resulting from increased sponsorships, marketing agreements and other promotions aimed at accelerating our growth during 2022. In addition, the Company increased staffing levels to support the increased scale of our operations, as well as other costs associated with expansion into new markets.

Net cash used in investing activities was $0 and $250 for the six months ended June 30, 2022 and 2021, respectively.

Net cash used in financing activities was $387,069 and net cash provided by financing activities was $1,879,415 for the six months ended June 30, 2022 and 2021, respectively. The cash used in financing activities during the six months ended June 30, 2022 was primarily to pay off outstanding debt. The cash provided by financing activities in the six months ended June 30, 2021 was primarily due to proceeds from issuance of member units.

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

We have incurred losses and negative cash flows from operations since our inception in May 2019, including an operating loss of approximately $8.8 million for the six months ended June 30, 2022 and operating losses of approximately $9.9 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $9,462,484 and a total stockholders’ equity of $10,674,581.

As of June 30, 2022, we had $5,228,599 in cash, accounts receivable (including receivables with recourse) of $1,402,244, inventory of $3,769,747, prepaid expenses of $2,347,213 of which $1,512,546 is current prepaid expenses. On June 30, 2022, current assets amounted to $12,292,549 and current liabilities were $2,452,635 resulting in a working capital surplus (with working capital defined as current assets minus current liabilities) of $9,839,914.

We expect to incur losses in future periods as we continue to invest in our business. The Company incurred net losses of $4,558,890 and $8,845,133 for the three and six months ended June 30, 2022, compared to net losses of $5,240,648 and $6,563,589 for the three and six months ended June 30, 2021, respectively. As reflected on its statements of cash flows, the Company’s net cash used in operating activities during the six months ended June 30, 2022 and 2021, was $10,448,273 and $1,267,853, respectively.

Although the Company’s revenue generated during the three months ended June 30, 2022 represents a 10% and 57% increase over its revenues generated in the first quarter of 2022 and the fourth quarter of 2021, respectively, in addition to paying IPO fees and settling pre-IPO net outstanding related party debt in the fourth quarter of 2021, the Company’s operating expenses have significantly exceeded its revenues over these quarters. The Company has purchased additional inventory in efforts to mitigate supply chain risks and incurred additional expenses in order to invest in sales and marketing activities and increase staffing and infrastructure to position the Company for future growth. The Company is looking forward to inclusion in the fall retail resets for both large and national chains.

The Company currently holds no debt and will seek debt or equity financing in the near term to sustain existing operations. If adequate financing is not available, the Company may be forced to curtail near-term growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive. At the current pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations into the first quarter of 2023, after which additional financing will be needed to satisfy obligations.

Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether. Should this occur, the value of any investment in the Company’s securities could be adversely affected.

These factors call into question the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to preserve capital, the Company’s leadership team has already deferred certain investments in additional inventory, curtailed its sales and marketing efforts and staffing, and taken other measures to reduce expenses and business operations. Collectively, these cost reduction efforts have reduced the Company’s cash requirements by more than $6.3 million for the balance of calendar year 2022, preserving capital for our highest priority expenses and investments and providing additional runway for the growth strategy to gain traction in market.

In parallel, the Company continues to execute its growth strategy, opening up new distributor and retail relationships, expanding to new geographic markets, and introducing new product extensions. The Company believes that these efforts will further accelerate top-line growth in ways that will only improve liquidity measures as the Company converts receivables to cash.

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

In September 2021, the Company entered into an agreement with an unrelated party to pledge certain eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement has an initial term of one year which will automatically renew for successive one year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means we bear the risk of non-payment. The amounts advanced to the Company are classified as a secured loan on our balance sheet and any fees computed on the outstanding amounts are treated as interest expense on our statement of operations. See Note 12 to the accompanying financial statements for more details.

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

In December 2021, we completed an initial public offering of our common stock, in which we sold 2,200,000 shares. The shares began trading on the NYSE American on December 14, 2021. The shares were sold at an initial public offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $19.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company follows these policies in preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Accounting Standards and Recent Accounting Pronouncements

See Note 1 to our financial statement for a discussion of recent accounting pronouncements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 due to the material weaknesses in internal control over financial reporting as described below.

Material Weakness Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) our failure to maintain adequate controls to identify and record transactions incurred by related parties on behalf of the Company, (ii) a lack of segregation of incompatible duties the limited number of the Company employees responsible for accounting and reporting functions, (iii) a lack of regular and timely review of the Company’s accounts receivable subledger, and (iv) the improper application of an assumption used to calculate the fair value of warrants issued to the Company’s underwriters at the closing of the Company’s initial public offering. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take or have already taken the actions to implement the processes described below, including the hiring of a full time Controller in the second quarter of 2022, who holds an active CPA, and has experience both at a big-four accounting firm as a Senior Auditor as well as public reporting company experience in the industry.

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

Changes in Internal Control Over Financial Reporting

Based on the hiring of a full-time Controller in the second quarter of 2022, the Company has taken steps to enhance and implement new controls and allow for better segregation of duties. The Company is still evaluating its internal control framework for further enhancements. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is engaged in litigation with Timothy Michaels. See Note 14 to the accompanying financial statements.

The Company is engaged in litigation with Janelle Anderson. See Note 14 to the accompanying financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the potential risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and the updated risk factor discussed in Part II, “Item 1A Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as well as the updated risk factor set forth below.

In addition to litigation that may arise from time to time in the ordinary course of business, we are engaged in litigation with each of our former Chief Operating Officer and Chief Executive Officer.

As disclosed above in Part II, Item 1 (Legal Proceedings) and in Note 14 to the accompanying financial statements, the Company is involved in litigation with two of its former employees, Timothy Michaels and Janelle Anderson. Mr. Michaels’ lawsuit alleges that the Company breached a Separation Agreement entered into with Mr. Michael following termination of his employment by including a restricted “lock-up” legend on certain shares of common stock that the Company issued to Mr. Michaels. The complaint in Ms. Anderson’s lawsuit alleges that the Company terminated her employment as retaliation for her reporting violations, suspected violations and or/planned violations of law involving alleged misappropriation of Company funds by Damian Novak and Rick Nechio or parties related to them, in violation of the Minnesota Whistleblower Act. Mr. Novak, Executive Chairman and a director of the Company, and Mr Nechio, interim Chief Executive Officer and a director of the Company, are also named as defendants in Ms. Anderson’s complaint. Although the Company has denied Mr. Michaels’ and Ms. Anderson’s claims in their respective complaints, litigation and related actions may be expensive to defend, the outcome of any litigation is difficult to predict and may result in damages, penalties or fines as well as reputational damage to the Company and its wine brands, and the existence of litigation may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments in either litigation may result in an increase in future insurance premiums, and any judgments for which the Company is not fully insured may result in a significant financial loss and may materially and adversely affect the Company’s business, results of operations and financial results.

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

FRESH VINE WINE, INC.

Date: August 12, 2022	By:	/s/ Rick Nechio
Rick Nechio
Interim Chief Executive Officer

Date: August 12, 2022	By:	/s/ Elliot Savoie
Elliot Savoie
Interim Chief Financial Officer

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