Form 10-Q
period 2022-09-30
Fresh Vine Wine, Inc.
filed 2022-11-14
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 001-41147

Fresh Vine Wine, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11500 Wayzata Blvd. #1147	Minnetonka, MN 55305
(Address of principal executive offices)	(Zip Code)

(855) 766-9463

(Registrant’s telephone number, including area code)

505 Highway 169 North, Suite 255 Plymouth, MN 55441
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

As of November 8, 2022, the registrant had 12,732,257 shares of common stock outstanding.

FRESH VINE WINE, INC.

i

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in the section titled “Risk In particular, you should consider the numerous risks and uncertainties described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and elsewhere such Annual Report, in the other reports and documents that we file with the SEC, and in this Quarterly Report on Form 10-Q.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern in the absence of obtaining additional financing;

●	our ability to obtain additional financing within timeframes required on terms acceptable to us, or at all;

●	our ability to hire additional personnel and to manage the growth of our business;

●	our reliance on our brand name, reputation and product quality;

●	our ability to adequately address increased demands that may be placed on our management, operational and production capabilities;

●	the effectiveness of our advertising and promotional activities and investments;

●	our reliance on celebrities to endorse our wines and market our brand;

●	general competitive conditions, including actions our competitors may take to grow their businesses;

ii

●	fluctuations in consumer demand for wine;

●	overall decline in the health of the economy and consumer discretionary spending;

●	the occurrence of adverse weather events, natural disasters, public health emergencies, including the COVID-19 pandemic, or other unforeseen circumstances that may cause delays to or interruptions in our operations;

●	risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;

●	the impact of COVID-19 on our customers, suppliers, business operations and financial results;

●	disrupted or delayed service by the distributors we rely on for the distribution of our wines;

●	our ability to successfully execute our growth strategy, including continuing our expansion in the direct-to-consumer sales channel;

●	quarterly and seasonal fluctuations in our operating results;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;

●	our ability to operate, update or implement our IT systems;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	our potential ability to obtain additional financing when and if needed;

●	the significant influence that certain of our directors and officers have over us based on their ownership and/or control of a significant portion of our outstanding common stock;

●	the potential liquidity and trading of our securities; and

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

September 30, 2022 and December 31, 2021 (Unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current assets
Cash	$3,415,316	$16,063,941
Accounts receivable	423,388	208,160
Accounts receivable - related parties, current	-	153,075
Receivables with recourse	-	146,314
Related party receivables	106,550	376,000
Inventories	3,930,646	159,060
Prepaid expenses and other	1,289,760	1,150,987
Total current assets	9,165,660	18,257,537

Related party receivables, noncurrent	101,091	-
Prepaid expenses (long-term)	756,417	991,167
Intangible assets - net	-	3,990

Total Assets	$10,023,168	$19,252,694

Liabilities, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$485,715	$416,716
Accrued compensation	555,600	416,414
Accrued expenses	385,008	212,866
Accrued expenses - related parties	325,000	529,617
Secured borrowings	-	171,069
Deferred revenue	18,329	13,750
Promissory note - related parties	-	216,000
Related party payables	111,545	200,272
Total current liabilities	1,881,197	2,176,704

Total Liabilities	1,881,197	2,176,704

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value - 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 12,732,257 and 12,200,013 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12,732	12,200
Preferred stock, $0.001 par value - 25,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	20,151,763	17,681,141
Accumulated deficit	(12,022,524)	(617,351)
Total Stockholder’s Equity (Deficit)	8,141,971	17,075,990

Total Liabilities and Stockholders’ Equity	$10,023,168	$19,252,694

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended September 30, 2022 and 2021 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Wholesale revenue	$330,874	$304,933	$1,518,641	$517,014
Direct to consumer revenue	204,710	241,688	668,221	533,751
Related party service revenue	-	-	297,224	-
Total Net Revenue	535,584	546,621	2,484,086	1,050,765

Cost of revenues	601,546	322,811	2,049,650	707,073
Gross (Loss) Profit	(65,962)	223,810	434,436	343,692

Selling, general and administrative expenses	2,400,182	1,294,818	9,155,448	2,972,532
Equity-based compensation	105,679	460,038	2,705,901	5,466,452
Operating Loss	(2,571,823)	(1,531,046)	(11,426,913)	(8,095,292)

Other income	11,783	-	21,740	657

Net Loss	$(2,560,040)	$(1,531,046)	$(11,405,173)	$(8,094,635)

Weighted Average Shares Outstanding
Basic	12,732,244	9,113,254	12,524,132	8,375,766
Diluted	12,732,244	9,113,254	12,524,132	8,375,766

Net Loss per Share - Basic	$(0.20)	$(0.17)	$(0.91)	$(0.97)
Net Loss per Share - Diluted	$(0.20)	$(0.17)	$(0.91)	$(0.97)

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Month Periods Ended September 30, 2022 and 2021 (Unaudited)

	Mezzanine Equity		Member Contributions				Stockholders’ Equity
	Class F Partner Investor Units		Class F		Class W		Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2020	-	$-	950,000	$250,000	100,000	$10,000	-	$-	-	$-	$-	$(1,723,158)	$(1,463,158)

Equity-based compensation	313,000	1,565,000	-	-	-	-	-	-	-	-	-	-	-
Member units issued	-	-	-	-	40,000	200,000	-	-	-	-	-	-	200,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,322,941)	(1,322,941)

Balances at March 31, 2021	313,000	$1,565,000	950,000	$250,000	140,000	$210,000	-	$-	-	$-	$-	$(3,046,099)	$(2,586,099)

Member units issued	-	-	-	-	51,792	1,809,601	-	-	-	-	-	-	1,809,601
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(5,240,648)	(5,240,648)

Balances at June 30, 2021	313,000	$1,565,000	950,000	$250,000	191,792	$2,019,601	-	$-	-	$-	$-	$(8,286,747)	$(6,017,146)

Equity-based compensation	-	-	10,927	381,789	-	-	-	-	-	-	-	-	381,789
Member units issued	-	-	140,300	4,902,082	8,596	300,251	-	-	-	-	-	-	5,202,333
Unit Subscriptions Receivable	-	-	-	-	-	(25,087)	-	-	-	-	-	-	(25,087)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,531,046)	(1,531,046)

Balances at September 30, 2021	313,000	$1,565,000	1,101,227	$5,533,871	200,388	$2,294,765	-	$-	-	$-	$-	$(9,817,793)	$(1,989,157)

	Mezzanine Equity		Member Contributions				Stockholders’ Equity
	Class F Partner Investor Units		Class F		Class W		Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2021	-	$-	-	$-	-	$-	12,200,013	$12,200	-	$-	$17,681,141	$(617,351)	$17,075,990

Equity-based compensation	-	-	-	-	-	-	285,184	285	-	-	1,824,049	-	1,824,334
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(4,286,243)	(4,286,243)

Balances at March 31, 2022	-	$-	-	$-	-	$-	12,485,197	$12,485	-	$-	$19,505,190	$(4,903,594)	$14,614,081

Equity-based compensation	-	-	-	-	-	-	247,060	247	-	-	619,143	-	619,390
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(4,558,890)	(4,558,890)

Balances at June 30, 2022	-	$-	-	$-	-	$-	12,732,257	$12,732	-	$-	$20,124,333	$(9,462,484)	$10,674,581

Equity-based compensation	-	-	-	-	-	-	-	-	-	-	27,430	-	27,430)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(2,560,040)	(2,560,040)

Balances at September 30, 2022	-	$-	-	$-	-	$-	12,732,257	$12,732	-	$-	$20,151,763	$(12,022,524)	$8,141,971

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2022 and 2021 (Unaudited)

	2022	2021

Cash Flows from Operating Activities
Net loss	$(11,405,173)	$(8,094,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,990	353
Equity-based compensation	2,705,904	5,466,454
Changes in operating assets and liabilities
Accounts receivable	(215,228)	(56,775)
Accounts receivable - related party	51,984	(412,921)
Accounts receivable - other	-	-
Receivables with recourse	146,314	(302,220)
Related party receivables	269,450	-
Inventories	(3,771,586)	(67,419)
Prepaid expenses and other	(138,773)	11,778
Accounts payable	68,999	589,130
Accrued compensation	139,186	-
Accrued expenses	172,142	-
Accrued expenses - related parties	(204,617)	401,500
Deferred revenue	4,579	79,326
Related party payables	(88,727)	373,817
Net cash used in operating activities	(12,261,556)	(2,011,612)

Cash Flows from Investing Activities
Purchase of intangible assets	-	(250)
Net cash used in investing activities	-	(250)

Cash Flows from Financing Activities
Payments of related party notes payable	(216,000)	-
Payments of outstanding secured borrowings	(171,069)	-
Proceeds from promissory note - related party	-	216,000
Proceeds from secured borrowings	-	249,331
Proceeds from issuance of member units	-	2,284,765
Deferred offering costs	-	(513,569)
Net cash (used in) provided by financing activities	(387,069)	2,236,527

Net (Decrease) Increase in Cash	(12,648,625)	224,665

Cash - Beginning of Period	16,063,941	4,485

Cash - End of Period	$3,415,316	$229,150

Supplemental disclosure of non-cash activities:
Issuance of units for prepaid marketing services	$-	$1,565,000

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

Initial Public Offering

On December 17, 2021, the Company completed its IPO whereby it sold 2,200,000 shares of common stock at a public offering price of $10.00 per share. The aggregate net proceeds received by the Company from the offering were approximately $19.2 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 12,200,013 shares of common stock were outstanding. Shares of the Company’s common stock began trading on December 14, 2021 on The NYSE American stock exchange under the symbol “VINE”.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include contingent liabilities, allowance for doubtful accounts, allowance for inventory obsolescence, equity-based compensation for employees and non-employees, and the valuation of deferred tax assets.

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

Liquidity, Going Concern, and Management Plan

Although the Company’s revenue generated during the nine months ended September 30, 2022 represents a 136% increase over the nine month period in the prior year, in addition to paying IPO fees and settling pre-IPO net outstanding related party debt in the fourth quarter of 2021, historically the Company’s operating expenses have significantly exceeded its revenues. Since the Company’s IPO, significant cash outflows were required to ensure the Company has sufficient inventory to support forecasted demand as well as to mitigate supply chain risks. The Company has incurred additional expenses in order to invest in sales and marketing activities and increase staffing and infrastructure to position the Company for future growth.

The Company currently holds no debt and intends to seek debt or equity financing in the near term to sustain existing operations. If adequate financing is not available, the Company may be forced to curtail near-term growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive. At the current pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations into the first quarter of 2023, after which additional financing will be needed to satisfy obligations.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to preserve capital, the Company’s leadership team has already deferred certain investments in additional inventory, curtailed its sales and marketing efforts and staffing, and taken other measures to reduce expenses and business operations. Collectively, these cost reduction efforts have reduced the Company’s budgeted cash requirements by more than $6.3 million for the second half of 2022, preserving capital for our highest priority expenses and investments and providing additional runway for the growth strategy to gain traction in market.

In parallel, the Company continues to execute its growth strategy, opening up new distributor and retail relationships, expanding to new geographic markets, and introducing new product extensions. The Company believes that these efforts will further accelerate top-line growth in ways that will improve liquidity measures as the Company converts receivables to cash.

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

The following table presents the percentages of total revenue disaggregated by sales channels for the three and nine month periods ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Wholesale	61.8%	55.8%	61.1%	49.2%
Direct to consumer	38.2%	44.2%	26.9%	50.8%
Related party service	0.0%	0.0%	12.0%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

3. LOSS PER SHARE

Basic net loss per share is determined by dividing net loss attributable to shareholders by the weighted-average shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the numbers of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. The following table presents a reconciliation between basic and diluted net loss per share for the three and nine month periods ending:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net loss attributable to Fresh Vine Wine shareholders	$(2,560,040)	$(1,531,046)	$(11,405,173)	$(8,094,635)

Denominator:
Basic – weighted shares outstanding	12,732,244	9,113,254	12,524,132	8,375,766
Dilutive effect from shares authorized	-	-	-	-
Diluted – weighted shares outstanding	12,732,244	9,113,254	12,524,132	8,375,766

Basic loss per share attributable to Fresh Vine Wine shareholders:	$(0.20)	$(0.17)	$(0.91)	$(0.97)
Diluted loss per share attributable to Fresh Vine Wine shareholders:	$(0.20)	$(0.17)	$(0.91)	$(0.97)

For the three and nine months ended September 30, 2022, 1,691,562 shares were excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

4. INVENTORIES

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value. Inventories consist of the following at:

	September 30, 2022	December 31, 2021
Inventory – finished goods	$3,916,569	$137,647
Inventory – merchandise	14,077	21,413
Total	$3,930,646	$159,060

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	September 30, 2022	December 31, 2021
Prepaid marketing expenses – current	$313,000	$313,000
Prepaid marketing expenses – long-term	756,417	991,167
Prepaid insurance	199,194	-
Prepaid license and fees	-	3,395
Inventory deposits	661,153	758,280
Other prepaid expenses	116,413	76,312
Total	$2,046,177	$2,142,154

6. ACCRUED COMPENSATION

During the three month period ended June 30, 2022 the Company made certain leadership changes to better align with the Company’s operating goals, including advertising and marketing plans, as well as cash preservation initiatives. As of September 30, 2022 accrued compensation primarily related to unpaid amounts related to the following Chief Executive Officer transition.

On June 8, 2022, the Chief Executive Officer’s employment with the Company ended. This individual continued to serve as a member of the Company’s Board of Directors as of September 30, 2022. Effective June 13, 2022, the Company’s Board of Directors appointed Rick Nechio, the Company’s current President, to serve as interim Chief Executive Officer.

Effective June 24, 2022, the Chief Financial Officer of the Company resigned. From June 30, 2022 through August 31, 2022, Elliot Savoie, the Company’s current Head of Corporate Development and Ventures, served as interim Chief Financial Officer. On August 23, 2022, the Company engaged James Spellmire as a contractor to serve in an accounting and finance role and, effective August 31, 2022, the Company’s Board of Directors appointed Mr. Spellmire to serve as Chief Financial Officer and Secretary of the Company.

7. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	September 30, 2022	December 31, 2021
Sponsorship agreements	$156,839	$80,000
Accrued credit card charges	85,328	39,563
Other accrued expenses	142,841	93,303
Total	$385,008	$212,866

The sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments range from $103,000 to $216,000 per agreement. The total expense relating to these agreements for the three and nine month periods ended September 30, 2022 was ($142,000) and $224,000, respectively. During the third quarter of 2022, in accordance with the Company’s cash preservation initiatives, the Company terminated one of its marketing contracts, resulting in the reversal of $316,000 of expenses, in an effort to control its marketing expenses.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

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

Initial Public Offering

On December 17, 2021, the Company completed its IPO in which it sold 2,200,000 shares of common stock at a public offering price of $10 per share. The aggregate net proceeds received by the Company from the offering were approximately $19.2 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 12,200,013 shares of common stock were outstanding. Shares of the Company’s common stock began trading on December 14, 2021 on The NYSE American stock exchange under the symbol “VINE”.

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

In March 2021, the Company authorized 140,300 Class F member units in exchange for consulting services related to securing celebrity members and ambassadors of the Company and executed license agreements with the celebrity members, both of which occurred in March 2021. The estimated value of the award at the service inception date in March 2021 was $701,500. The service inception date preceded the grant date as the award had not been mutually agreed to and, therefore, was revalued at fair value as of June 30, 2021. In September 2021, the award was agreed to and the grant date was established. Therefore, the units were granted and the accrued equity-based compensation was reclassified to Class F Member’s Equity on the Company’s balance sheet at the grant date fair value of $4,902,802. Total equity-based compensation expense recognized related to these units was $0 for the three month periods ended September 30, 2022 and 2021. Total equity-based compensation expense recognized related to these units was $0 and $4,902,802 for the nine month periods ended September 30, 2022 and 2021, respectively.

In March 2021, the Company issued 313,000 Class F member units in exchange for various advertising and marketing services over a 5 year period with an estimated value of $1,565,000 to be amortized over 5 years. Total equity-based compensation expense recognized related to these units was $78,250 and $234,750 for the three and nine month periods ended September 30, 2022, respectively. Total equity-based compensation expense recognized related to these units was $78,250 and $182,583 for the three and nine month periods ended September 30, 2021, respectively.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

As of September 30, 2022, there was $1,069,417 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets. The estimated expense for various marketing and advertising services in exchange for Class F member units, now common stock, described in the preceding paragraph for the periods subsequent to September 30, 2022 is as follows:

Advertising and Marketing Expense
2022	$78,250
2023	313,000
2024	313,000
2025	313,000
2026	52,167
$1,069,417

Warrants

On December 17, 2021, in connection with the Company’s IPO, the Company granted to the underwriters warrants to purchase up to 110,000 shares of common stock at $12.00 per share. These warrants vest one year from the date of issuance and are exercisable for four years after the vesting date.

Restricted Stock Units

On December 17, 2021, the Company granted 125,926 and 251,851 restricted stock units to its Chief Financial Officer and Chief Operating Officer, respectively. Restricted stock units represent the right to receive one share of common stock from the Company upon vesting. These restricted stock units had a vesting period of 180 days after the date of the final IPO prospectus. On February 24, 2022, the Company entered into a separation agreement with the former Chief Operating Officer (COO). Among other things, the Company agreed to provide the former COO with cash and expense reimbursements totaling $175,000 and an amendment of the COO’s Restricted Stock Agreement to accelerate the vesting of the 251,851 restricted stock units. Due to the modification of the terms of this award, the fair value was remeasured as of the modification date. Total equity-based compensation expense related to both of these restricted stock unit awards was $0 and $1,658,485 for the three and nine month period ended September 30, 2022. During the second quarter of 2022, these awards were fully vested and the shares of common stock underlying the awards had been delivered.

During the second quarter of 2022 the Company granted 47,800 restricted stock units to employees of the Company, all of which vested and were delivered in the second quarter of 2022. Total equity-based compensation expense related to these restricted stock units and shares was $0 and $213,380 for the three and nine month periods ended September 30, 2022.

On March 2, 2022, the Company granted 70,000 restricted stock units to members of the Company’s Board of Directors that fully vested on June 18, 2022. Total equity-based compensation expense related to these restricted stock units was $0 and $285,530 for the three month and nine month periods ended September 30, 2022.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Restricted stock unit activity as of and during the nine-month period ended September 30, 2022 was as follows:

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	377,777	0.45
Granted	117,800	0.33
Vested or released	(495,577)	-
Forfeited	-	-
Outstanding at September 30, 2022	-	-

Shares of Restricted Stock

During the nine-month period ended September 30, 2022, the Company granted 10,000 shares of restricted stock to an employee upon commencement of employment in May 2022, of which 3,334 shares vested immediately with the remaining 6,666 shares scheduled to vest in two equal installments in May 2023 and May 2024. Restricted stock consists of shares of common stock that are subject to transfer and forfeiture restrictions that lapse upon vesting. Total equity-based compensation expense related to the grant of these shares of restricted stock was $2,303 and $12,442 for the three and nine month periods ended September 30, 2022, respectively. The total unrecognized equity-based compensation expense is $15,346 relating to the grant of these shares of restricted stock.

On March 30, 2022, the Company hired a new Chief Financial Officer. Pursuant to the employment agreement, the Company granted 100,000 shares of restricted stock. The restricted stock vests in three equal installments with the first third vesting immediately on the grant date of March 30, 2022, and the remaining tranches were scheduled to vest on the one year and two year anniversaries of the grant date subject to continued employment with the Company through the applicable vesting date. Effective June 24, 2022, this employee resigned from the Company and 66,666 unvested restricted stock awards were forfeited. Total equity-based compensation expense related to these restricted stock units was $0 and $110,602 for the three and nine month periods ended September 30, 2022, respectively.

Restricted stock activity as of and during the nine-month period ended September 30, 2022 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	-	-
Granted	110,000	1.00
Vested or released	(36,668)	-
Forfeited	(66,666)	-
Outstanding at September 30, 2022	6,666	1.17

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Stock Options

On March 11, 2022, the Company granted the option to purchase 427,001 shares of common stock at $3.47 per share to its Chief Executive Officer, pursuant to the Chief Executive Officer’s employment agreement with the Company. The shares vest in three equal installments on the nine month, one year, and two year anniversaries of the grant date and are exercisable for 10 years from the grant date. On June 8, 2022, the Chief Executive Officer’s employment with the Company ended resulting in the forfeiture of the entire award, which remained unvested at the time. Total equity-based compensation expense previously recognized for these stock options of approximately $63,000 was reversed in the nine month period ended September 30, 2022.

On March 30, 2022, in addition to the restricted stock granted to the Company’s new Chief Financial Officer, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of common stock at $3.30 per share, pursuant to the employment agreement. The shares vest in three equal installments. The first third vested immediately on the grant date of March 30, 2022, and the remaining tranches were scheduled to vest on the one year and two year anniversaries of the grant date subject to continued employment with the Company through the applicable vesting date. The options are exercisable for 10 years from the grant date or, if earlier, ninety (90) days following termination of employment. Effective June 24, 2022, this employee resigned from the Company and all options were subsequently forfeited. Total equity-based compensation expense related to the vested stock options was $0 and $173,242 for the three and nine month periods ended September 30, 2022, respectively.

Effective September 1, 2022, the Company entered into an Employment Transition and Consulting Agreement with the previous interim Chief Financial Officer. Pursuant to the Transition Agreement and Consulting Agreement, the Company granted a stock option to purchase 69,892 shares of the Company’s common stock at a per share exercise price equal to $3.04 (the fair market value of the Company’s common stock on the date of grant). The stock option will vest with respect to 3,584 shares on the last calendar day of September, October and November of 2022, and the balance of the stock option will vest in monthly installments as nearly equal as possible (approximately 6,571 shares each) on the last calendar day of each month from December 2022 through August 2023.

Stock option activity as of and during the nine-month period ended September 30, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	-	-
Granted	701,893	3.37
Exercised	-	-
Forfeited	(627,001)	3.42
Outstanding at September 30, 2022	74,892	3.02

Exercisable at September 30, 2022	5,251	2.96

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on The NYSE American stock exchange on the grant date. The risk-free interest rates, ranging from 0.02% to 1.64%, are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life of the awards at the grant date. The expected term for employee and nonemployee awards ranged from 3 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 75% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

10. INCOME TAXES

Following the conversion of Fresh Grapes, LLC to Fresh Vine Wine, Inc. on December 7, 2021, Fresh Vine Wine, Inc. will begin filing federal and state returns where required. The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of September 30, 2022. No income tax expense or benefit was recorded for the three and nine month periods ended September 30, 2022 due to the Company’s net loss position.

11. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labeling, and packaging. The Company purchases finished goods through blanket sales orders that require a minimum 20% deposit. In addition to the purchases of finished goods, the Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the three and nine month periods ended September 30, 2022, and 2021, substantially all of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers as needed for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from two national distributor customers that operate in several markets. For the three and nine month periods ended September 30, 2022, approximately 70% of the Company’s wholesale revenue came from these two customers. As of September 30, 2022 and December 31, 2021, these customers accounted for approximately 53% of accounts receivable.

12. COMMITMENTS AND CONTINGENCIES

During March 2021, the Company entered into two license agreements with Class F members for marketing and advertising services. The agreements require ongoing payments of $300,000 per agreement each year for an initial term of five years. Additionally, the agreements require the Company to reimburse out of pocket expenses related to promotion of the Company’s products. In November 2021, the agreements were amended to include member options to terminate the agreements if a $5 million EBITDA threshold is not met in either 2022 or 2023. The agreement was also amended, among other provisions, to begin monthly payments effective as of the date of the IPO in December 2021. The net expense relating to the agreements was $120,000 and $260,000 for the three and nine month periods ended September 30, 2022. The net expense was $150,000 and $350,000 for the three and nine month periods ended September 30, 2021.

The estimated expense for the periods ending December 31 subsequent to September 30, 2022 is as follows:

Advertising and Marketing Expense
2022	$120,000
2023	480,000
2024	480,000
2025	480,000
2026	80,000
$1,640,000

Sponsorship Agreements

The estimated expense for the sponsorship agreements as described in Note 7 for the periods ending December 31 subsequent to September 30, 2022 is as follows:

Advertising and Marketing Expense
2022	$129,915
2023	423,926
2024	160,147
$713,988

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Accounts Receivable Financing

In September 2021, the Company entered into an agreement with an unrelated party to pledge eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement has an initial term of one year which will automatically renew for successive one year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means the Company bears the risk of nonpayment and, therefore, does not meet the definition of a factoring arrangement under ASC 310-10-05-6. The amounts advanced to the Company are classified as a secured loan on the Company’s balance sheet and any fees computed on the outstanding amounts are treated as interest expense on the Company’s statement of operations. As of September 30, 2022 and December 31, 2021, the Company had pledged $0 and $146,314 of customer accounts which is recorded as receivables with recourse and had secured borrowings of $0 and $171,069, respectively. Total interest expense recorded in association with the secured loan was $2,218 and $19,680 for the three and nine month periods ended September 30, 2022.

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

In addition to the agreements discussed in Note 12, prior to the Company’s IPO, the Company had an arrangement with Rabbit Hole Equity, LLC (RHE) under which RHE provided development, administrative and financial services to the Company. RHE is owned by Damian Novak, who is the Executive Chairman of the Company and a manager and significant member of Nechio and Novak, LLC, which was the majority shareholder of the Company prior to the Company’s IPO. Under the agreement, the Company will pay or reimburse RHE, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any selling, general and administrative activities performed by RHE or RHE employees, RHE, as applicable, charged back the employee salaries and wages, rent and related utilities. Beginning in December 2021, the Company incurs employee salary and wage expenses, rent, and utilities directly.

In addition to the expenses paid by RHE to be reimbursed by the Company, several other related parties have incurred expenses or advanced cash to be reimbursed by the Company. Damian Novak is the Executive Chairman of the Company and a significant shareholder of the Company at September 30, 2022. Damian Novak is a significant member of Kratos Advisory, LLC, Appellation Brands, LLC, TC Healthcare, LLC and is the sole member of Rabbit Hole Equity DTP, LLC. The Company will pay or reimburse, as applicable, for any expenses the related parties incur while acting on behalf of the Company.

Additionally, the Company records receivables related to any expenses incurred on behalf of or cash advances to related entities.

In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a related party in the wine industry due to common ownership, to provide representation and distribution services. As of June 15, 2022 the original agreement was terminated. Prior to termination, the Company provided access to new markets and retail and wholesale customers to the related party. In exchange for these services, the Company received a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. For the three and nine month periods ended September 30, 2022, the Company recognized $0 and $297,224 in service revenue related to this agreement. In September 2022, the Company entered into a new distribution agreement with Appellation Brands, LLC, to purchase approximately $195,000 of wine inventory and sell directly to our customers. Sales associated with a the new agreement are recorded within wholesale revenue beginning September 1, 2022. Total sales for the three and nine months ended September 30, 2022 associated with the new agreement was $15,185.

In January 2022, the Company entered into a consulting agreement with FELCS, LLC, an entity owned by Damian Novak to provide consulting and advisory services to the Company in exchange for $25,000 per month. The agreement expires in December 2022, subject to automatic one-year renewals unless written notice to terminate the contract is given by either party. For the three and nine month period ended September 30, 2022, the Company recognized $75,000 and $225,000, respectively, in total expense related to this agreement.

In April 2022, the Company amended its agreement with Whetstone Consulting to include additional bonus commissions ranging from $5,000 to $100,000 subject to specific distribution milestones. The agreement has an initial term of one year and automatically renews for successive one year periods unless terminated by either party with advance notice.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Amounts due to related parties were as follows as of September 30, 2022 and December 31, 2021:

	2022	2021
Rabbit Hole Equity, LLC	$111,545	$111,545
Appellation Brands, LLC	-	88,727
	$111,545	$200,272

Amounts due from related parties were as follows as of September 30, 3022 and December 31, 2021:

	2022	2021
Damian Novak	$-	$325,346
Due from employees	162,163	-
TC Healthcare, LLC	-	5,177
Kratos Advisory, LLC	45,477	45,477
	$207,640	$376,000

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

The Company has denied the allegations and intends to vigorously defend against the lawsuit. The Company has made a motion seeking dismissal of the conversion and civil theft counts. A hearing was held on September 20, 2022. To date, no ruling has been issued.

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

15. SUBSEQUENT EVENTS

On November 4, 2022, the Company announced it’s execution of a strategic restructuring plan it executed in October 2022 that is aimed at amplifying cash preservation initiatives while continuing to focus on accelerating sales growth. The plan resulted in the termination of ten employees on the Company’s internal sales team and the engagement by the Company of a third party vendor positioned to more efficiently and effectively facilitate current and future sales. In addition, the Company engaged a reputable third party vendor to manage marketing initiatives and drive growth primarily within the Company’s Direct-to-Consumer sales channel.

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

Overview

Fresh Vine Wine, Inc. (the “Company”) is a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, Fresh Vine Wine brings an innovative “better-for-you” solution to the wine market. We currently sell seven proprietary varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals are produced and bottled in Napa, California.

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 43 states. As of September 30, 2022, we hold active relationships with wholesale distributors in 48 states, up from 43 states as of June 30, 2022, and currently have additional states in which licensing is pending. We are actively working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

Our core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $25 per bottle. Given the Fresh Vine Wine brand’s celebrity backing, “better-for-you” appeal, and overall product quality, we believe that it presents today’s consumers with a unique value proposition within this price category. Additionally, Fresh Vine Wine is one of very few products available at this price point that includes a named winemaker, Jamey Whetstone.

Our marketing activities focus primarily on consumers in the 21-to-34 year old demographic with moderate to affluent income and on those with a desire to pursue a healthy and active lifestyles, which is reinforced through our sports marketing partnerships across all four major United States professional sports leagues.

Our asset-light operating model allows us to utilize third-party assets, including land and production facilities. This approach helps us mitigate many of the risks associated with agribusiness, such as isolated droughts or fires. Because we source product inputs from multiple geographically dispersed vendors, we reduce reliance on any one vendor and benefit from broad availability/optionality of product inputs. This is particularly important as a California-based wine producer where droughts or fires can have an extremely detrimental impact to a company’s supply chain if not diversified.

The Company delivered strong first half 2022 top line operational results and is looking forward to inclusion in future seasonal retail resets for both large and national chains. The Company has heavily invested in inventory through September 30, 2022, specifically through advanced purchases of wine in response to increased demand, as well to support the introduction of new varietals in 2022 including Sauvignon Blanc, Rosé and Sparkling Rosé. The Company believes that this increase in inventory will allow the Company to meet balance of year and early 2023 demand as well as mitigate supply chain risks the industry is facing. The Company has added headcount in the first and second quarters of 2022 to support operational growth and national sales distribution while also maintaining a cash preservation plan. See note 15 to the accompanying financial statements for additional information on the Company’s cash preservation initiatives.

Key Financial Metrics

We use net revenue, gross profit (loss) and net income (loss) to evaluate the performance of Fresh Vine Wine. We also use the non-financial key metrics of cases sold and point of distribution (PODs). For the quarter ended September 30, 2022, Fresh Vine Wine branded offerings sold approximately 6,200 cases of wine (approximately 310,000 5oz glasses), compared to 6,200 and 8,400 cases in the first and second quarters of 2022, respectively. The Company added 4,649 PODs in the nine months ended September 30, 2022, bringing total PODs to 5,560, up from 911 PODS as of December 31, 2021. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$535,584	$546,621	$2,484,086	$1,050,765
Gross profit	$(65,962)	$223,810	$434,436	$343,692
Net loss	$(2,560,040)	$(1,531,046)	$(11,405,173)	$(8,094,635)

Components of Results of Operations and Trends That May Impact Our Results of Operations

Net Revenue

Our net revenue consists primarily of wine sales to distributors and retailers, which together comprise our wholesale channel, and directly to individual consumers through our DTC channel. Net revenues generally represent wine sales and shipping, when applicable, and to a lesser extent branded merchandise and wine club memberships. For wine and merchandise sales, revenues are recognized at time of shipment. For Wine Club memberships, revenues are recognized quarterly at the time of fulfilment.

We refer to the volume of wine we sell in terms of cases. Each case contains 12 standard bottles, in which each bottle has a volume of 750 milliliters. Cases are sold through Wholesale/Retail or DTC channels.

The following factors and trends in our business have driven net revenue results since January 1, 2021, and are expected to be key drivers of our net revenue for the foreseeable future:

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

One way in which we will evolve our portfolio is through product extensions. Fresh Vine Wine added a sixth varietal, Sauvignon Blanc, late in the second quarter of 2022 and seventh varietal, Sparkling Rosé, in the third quarter of 2022, currently offering seven varietals (Cabernet Sauvignon, Cabernet Sauvignon Reserve, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, and Sparkling Rosé) within its product portfolio. In the future, we can use the same knowledge and supplier networks to launch new varietals with much greater efficiency than we were previously able to achieve.

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

●	Wholesale channel: Consistent with sales practices in the wine industry, sales to retailers and distributors occur below SRP (Suggested Retail Price). We work closely with distributors to increase wine volumes and the number of products sold by their retail accounts in their respective territories.

●	DTC channel: Wines sold through our DTC channels are generally sold at SRP, although we do periodically offer various promotions. Our DTC channel continues to grow as a result of a number of factors, including expanded e-commerce sites and social media capabilities.

●	Related party services: We have entered into service agreements with related parties in the wine industry to provide representation and distribution services. These services were suspended in June 2022 to allow the Company’s lean team to prioritize the growth and expansion of the Fresh Vine Wine brand.

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

In the DTC channel, our comprehensive approach to consumer engagement in both online and traditional forums is supported by an integrated e-commerce platform. Our marketing efforts target consumers who have an interest in healthy and active lifestyles. We attempt to motivate consumers toward a simple and easy purchasing decision using a combination of defined marketing programs and a modernized technology stack.

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

Cost of Revenues

Cost of revenues (or cost of goods sold) is comprised of all direct product costs such as juice, bottles, caps, corks, labels, capsules, storage and shipping. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. We expect that our cost of revenues will increase as our net revenue increases. As the volume of our product inputs increase, we intend to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue.

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

Gross Profit (Loss)

Gross profit (loss) is equal to our net revenue less cost of revenues. As we grow our business in the future, we expect gross profit to increase as our revenue grows and as we optimize our cost of revenues. For the three-month period ended September 30, 2022 the Company experienced a gross loss due to the timing of revenue recognition as net revenues for product shipped were insufficient to cover fixed costs such as storage and shipping fees in combination with variable product costs.

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

Comparison of the Three and Nine Months ended September 30, 2022 and 2021

Net Revenue, Cost of Revenues and Gross Profit

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Net revenue	$535,584	$546,621	(11,037)	-2%	$2,484,086	$1,050,765	1,433,321	136%
Cost of revenues	601,546	322,811	278,735	86%	2,049,650	707,073	1,342,577	190%
Gross profit	$(65,962)	$223,810	(289,772)	-129%	$434,436	$343,692	90,744	26%

For the three months ended September 30, 2022, net revenue was flat compared to the same periods in 2021 due to timing of orders and seasonality. For the nine months ended September 30, 2022, we experienced an increase of 136% in net revenue compared to the same periods in 2021. The increase in net revenue for the nine month period was primarily attributable to our increasing presence in the wholesale market and additional varietal offerings. In correlation with increasing sales, cost of revenues during the three and nine months ended September 30, 2022 increased 86% and 190%, respectively, compared to the same periods in 2021 due to volumes of shipments as well as higher storage fees.

Selling, general and administrative expenses

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Selling expenses	$296,408	$92,638	203,770	220%	$1,020,340	$274,490	745,850	272%
Marketing expenses	463,541	589,019	(125,478)	-21%	2,137,408	1,162,583	974,825	84%
General and administrative expenses	$1,640,233	$613,161	1,027,072	168%	$5,997,700	$1,535,459	4,462,241	291%

For the three and nine months ended September 30, 2022, selling, general and administrative expenses increased 85% and 208%, respectively, compared to the same periods in the 2021. Selling, general and administrative expense increases were largely driven by certain one-time charges associated with the leadership transition described in Note 6 to the accompanying financial statements, as well as increases in general and administrative expenses due to higher staffing headcount and related salaries and additional consulting, legal and financial expenses as operational activity increased from 2021 to 2022. In addition, the Company incurs incremental costs due to the Company being a public reporting company in 2022, such as higher professional services for accounting, finance and legal, as well as higher insurance expenses and listing fees, among others. The increase in selling expenses primarily relates to our sponsorship agreements in the sports and entertainment industry. The period-over-period increase in marketing expenses primarily resulted from increased advertising, social media marketing, tastings, and other promotion materials and events. We typically expect selling and marketing expenses to follow our sales volume growth as the activities are intended to generate revenues, however we expect these expenses to be higher in the initial growth phase of the Company and begin to normalize in the coming quarters.

Cash Flows

	Nine months ended
	September 30,
Cash provided by (used in):	2022	2021
Operating activities	$(12,261,556)	$(2,011,612)
Investing activities	-	(250)
Financing activities	(387,069)	2,236,527
Net (decrease) increase in cash	$(12,648,625)	$224,665

Cash used in operating activities increased in the 2022 period primarily due to $3,771,586 spent to accelerate our inventory levels to meet anticipated demand as well as higher advertising and marketing expenses resulting from increased sponsorships, marketing agreements and other promotions aimed at accelerating our growth during 2022. In addition, the Company increased staffing levels to support the increased scale of our operations, as well as other costs associated with expansion into new markets. See note 15 to the accompanying financial statements for information on recent cash preservation initiatives.

Net cash used in investing activities was $0 and $250 for the nine months ended September 30, 2022 and 2021, respectively.

Net cash used in financing activities was $387,069 and net cash provided by financing activities was $2,236,527 for the nine months ended September 30, 2022 and 2021, respectively. The cash used in financing activities during the nine months ended September 30, 2022 was primarily to pay off outstanding debt. The cash provided by financing activities in the nine months ended September 30, 2021 was primarily due to proceeds from issuance of member units.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as driving awareness through advertising and marketing spend, adding staff, funding operations, and purchasing inventory. Prior to our December 2021 initial public offering, we funded our operational cash requirements primarily with funds advanced from Damian Novak, our Executive Chairman and co-founder, and entities affiliated with Mr. Novak. We also received proceeds from the sale of Class W Units representing membership interests in the Company, which converted into common stock upon our December 2021 conversion to a corporation (the “LLC Conversion”), and we received short term loans in the form of promissory notes from two of our equity holders, which supplemented the loans from Mr. Novak and his affiliates as sources of operating capital, along with limited cash flows from our operating activities. See “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including an operating loss of approximately $11.4 million for the nine months ended September 30, 2022 and operating losses of approximately $9.9 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $12,022,524 and a total stockholders’ equity of $8,141,971.

As of September 30, 2022, we had $3,415,316 in cash, accounts receivable of $585,551, inventory of $3,930,646, prepaid expenses of $2,046,177 of which $1,289,760 is current prepaid expenses. On September 30, 2022, current assets amounted to $9,165,660 and current liabilities were $1,881,197 resulting in a working capital surplus (with working capital defined as current assets minus current liabilities) of $7,284,463.

We expect to incur losses in future periods as we continue to invest in our business. The Company incurred net losses of $2,560,040 and $11,405,173 for the three and nine months ended September 30, 2022, compared to net losses of $1,531,046 and $8,094,635 for the three and nine months ended September 30, 2021, respectively. As reflected on its statements of cash flows, the Company’s net cash used in operating activities during the nine months ended September 30, 2022 and 2021, was $12,261,556 and $2,011,612, respectively.

Although the Company’s revenue generated during the nine months ended September 30, 2022 represents a 136% increase over its revenues generated in same period of 2021, in addition to paying IPO fees and settling pre-IPO net outstanding related party debt in the fourth quarter of 2021, the Company’s operating expenses have significantly exceeded its revenues over these periods. During the nine months ended September 30, 2022 the Company has purchased additional inventory in efforts to mitigate supply chain risks and incurred additional expenses in order to invest in sales and marketing activities and increase staffing and infrastructure to position the Company for future growth. Meanwhile, the Company has put in place several cash preservation initiatives starting in the third quarter of 2022, as reflected by the decrease in our net loss to $2,560,040 in the third quarter of 2022 as compared to $4,558,890 during the second quarter of 2022. See note 15 to the accompanying financial statements for additional information on recent cash preservation initiatives.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to preserve capital, the Company’s leadership team has already deferred certain investments in additional inventory, curtailed its sales and marketing efforts and staffing, and taken other measures to reduce expenses and business operations. Collectively, these cost reduction efforts have reduced the Company’s cash requirements by more than $6.3 million for the second half of calendar year 2022, preserving capital for our highest priority expenses and investments and providing additional runway for the growth strategy to gain traction in market. See note 15 to the accompanying financial statements for additional information on recent cash preservation initiatives, including the termination of ten employees on the internal sales team and the engagement of a third party vendor to more efficiently and effectively facilitate current and future sales.

In parallel, the Company continues to execute its growth strategy, opening up new distributor and retail relationships, expanding to new geographic markets, and introducing new product extensions. As noted in note 15 to the accompanying financial statements, the Company has also engaged a third party vendor as a strategic approach to grow direct to consumer sales. The Company believes that these efforts will further accelerate top-line growth in ways that will only improve liquidity measures as the Company converts receivables to cash.

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

In December 2021, we completed an initial public offering of our common stock, in which we sold 2,200,000 shares. The shares began trading on The NYSE American stock exchange on December 14, 2021. The shares were sold at an initial public offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $19.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 due to the material weaknesses in internal control over financial reporting as described below.

Material Weakness Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) our failure to maintain adequate controls to identify and record transactions incurred by related parties on behalf of the Company, (ii) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions, (iii) a lack of regular and timely review of the Company’s accounts receivable subledger, and (iv) the improper application of an assumption used to calculate the fair value of warrants issued to the Company’s underwriters at the closing of the Company’s initial public offering. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take or have already taken the actions to implement the processes described below, including the hiring of a full time Controller in the second quarter of 2022, who holds an active CPA, and has experience at a big-four accounting firm as a Senior Auditor as well as public reporting company experience in the industry.

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

Changes in Internal Control Over Financial Reporting

Based on the hiring of a full-time Controller in the second quarter of 2022, the Company has taken steps to enhance and implement new controls and allow for better segregation of duties. The Company is still evaluating its internal control framework for further enhancements. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is engaged in litigation with Timothy Michaels. See Note 14 to the accompanying financial statements.

The Company is engaged in litigation with Janelle Anderson. See Note 14 to the accompanying financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the potential risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and the updated risk factors discussed in Part II, “Item 1A Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, as well as the updated risk factor set forth below.

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

FRESH VINE WINE, INC.

Date: November 14, 2022	By:	/s/ Rick Nechio
Rick Nechio
Interim Chief Executive Officer

Date: November 14, 2022	By:	/s/ James Spellmire
James Spellmire
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