Form 10-K
period 2022-12-31
Fresh Vine Wine, Inc.
filed 2023-03-31
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022.

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $13,373,651.10 as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 12,805,590_shares of common stock held by non-affiliates and a closing price of $1.86 as reported on the NYSE American on June 30, 2022. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2023, Fresh Vine Wine, Inc. had 15,876,227 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in this report under the caption “Risk Factors.”

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this report represent our views as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise, and we do not intend to do so.

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

This Annual Report on Form 10-K includes market data and forecasts with respect to the wine industry. We have obtained this market data and certain industry forecasts from various independent third-party sources, including industry publications, reports by market research firms, surveys, and other independent sources. Some data and information are based on management’s estimates and calculations, which are derived from our review and interpretation of internal company research and data, surveys, and independent sources. We believe the data regarding the industry in which we compete and our market position and market share within this industry generally indicate size, position, and market share within this industry; however, this data is inherently imprecise and is subject to significant business, economic and competitive uncertainties and risks due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

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

Risk Factor Summary

An investment in our common stock involves a high degree of risk. Any of the factors set forth under “Risk Factors” may limit our ability to successfully execute our business strategy. You should carefully consider all of the information set forth in this report, and, in particular, you should evaluate the specific factors set forth under “Risk Factors” in deciding whether to invest in our common stock. Among these important risks are the following:

●	We have a limited operating history and have generated limited revenue to date.

●	We have not generated profits from operations to date.

●	We need to hire additional executive officers and other personnel.

●	The success of our business depends heavily on the strength of our wine brand.

●	If our business grows, it will place increased demands on our management, operational and production capabilities that we may not be able to adequately address. If we are unable to meet these increased demands, our business will be harmed.

●	Our advertising and promotional investments may affect our financial results but not be effective.

●	We rely heavily on celebrities and sports organizations to endorse our wines and market our brand.

●	We rely heavily on third-party suppliers and service providers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers and service providers.

●	We face significant competition with an increasing number of products and market participants that could materially and adversely affect our business, results of operations and financial results.

●	Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space and may have a material adverse effect on our business, results of operations and financial results.

●	A reduction in consumer demand for wine, which may result from a variety of factors, including demographic shifts and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial results.

●	Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on our distributors that resell alcoholic beverages in all states in which we do business. A significant reduction in distributor demand for our wines would materially and adversely affect our sales and profitability.

●	Our marketing strategy involves continued expansion into the direct-to-consumer channel, which may present risks and challenges for which we are not adequately prepared and which could negatively affect our sales in these channels and our profitability.

●	A failure to adequately prepare for adverse events that could cause disruption to elements of our business, including the availability of bulk grapes, and the blending, inventory aging or distribution of our wines could materially and adversely affect our business, results of operations and financial results.

●	Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines, which could materially and adversely affect our business, results of operations and financial results.

●	If we are unable to obtain adequate supplies of premium juice from third-party juice suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, results of operations and financial condition.

●	If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies, or if there is an increase in the cost of the commodities or products, our profitability, production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.

●	The COVID-19 pandemic has affected our customers, our suppliers and our business operations, and the duration and extent to which this and any future global health pandemics will impact our business, results of operations and financial results in future periods remains uncertain.

●	In addition to litigation that may arise from time to time in the ordinary course of business, we have been engaged in litigation with each of our former Chief Operating Officer and former Chief Executive Officer.

●	The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.

●	If we are unable to secure and protect our intellectual property in domestic and foreign markets, including trademarks for our wine brands and wines, the value of our wine brands and intellectual property could decline, which could have a material and adverse effect on our business, results of operations and financial results.

●	We may not be fully insured against catastrophic perils, including catastrophic loss or inaccessibility of wineries, production facilities and/or distribution systems resulting from fire, wildfire, flood, wind events, earthquake and other perils, which may cause us to experience a material financial loss.

●	From time to time, we may become subject to litigation specifically directed at the alcoholic beverage industry, as well as litigation arising in the ordinary course of business.

●	A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations, and if the failure is prolonged, our financial condition.

●

Our failure to adequately maintain and protect the personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.

●	If our business grows, it will place increased demands on our management, operational and production capabilities that we may not be able to adequately address. If we are unable to meet these increased demands, our business will be harmed.

v

PART I

ITEM 1. BUSINESS.

Overview

We are a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, Fresh Vine Wine brings an innovative “better-for-you” solution to the wine market. Offering bold, crisp, and creamy wines that embody health, warmth, and a deeper connection to wellness and an active lifestyle, we offer a unique and innovative collection of today’s most popular varietals. We currently sell seven proprietary varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals are produced and bottled in Napa, California.

Our wines are exclusively focused on the affordable luxury segment, the fastest growing segment of the wine market according to IWSR, addressing the largest wine drinking segment in the $340 billion world-wide wine market, in which United States consumers spent $53 billion in 2020 for wine produced in the U.S., with an additional $16 billion spent on imported wines in the U.S. Importantly, our wines stand out in the luxury wine market because they address the preferences of our target demographic of consumers with moderate to affluent income and with a desire to pursue a healthy and active lifestyles for a low-calorie, low-carb, gluten-free product, while concurrently delivering the quality and taste profile of a premium wine brand. This allows us to position our wines in the rapidly emerging “better for you” segment that seeks to appeal to consumers’ emphasis on a healthy lifestyle. While we believe our product offerings have mass appeal among all consumers of affordable luxury wines, we have positioned the Fresh Vine Wine brand as a complement to the healthy and active lifestyles of younger generation wine consumers.

Our core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $25 per bottle — price points that support a premium product strategy, appeal to mass markets, and allow us to offer significant value across all consumer distribution channels. Given the Fresh Vine Wine brand’s celebrity backing, “better-for-you” appeal, and overall product quality, we believe that it presents today’s consumers with a unique value proposition within this price category. We have partnered with celebrities Nina Dobrev and Julianne Hough to promote our wines and our brand. Additionally, Fresh Vine Wine is one of very few products available at this price point that includes a renowned Napa Valley winemaker, Jamey Whetstone.

We conducted an international search to find an accomplished winemaker who shared the Fresh Vine Wine vision and have entered into an agreement with Mr. Whetstone, an established, award-winning winemaker from Napa Valley, to develop our wines. Consulting with the Fresh Vine Wine brand compliments Mr. Whetstone’s lifestyle as an active surfer, skier, and all-around outdoorsman. His passion for winemaking is mirrored by his passion for adventure, and he too wanted to create a better-for-you wine that customers can be proud to bring to the table for any occasion. We believe it is unique for a high-profile winemaker like Mr. Whetstone to attach his name and reputation to a brand in the better-for-you wine segment, and we believe that Mr. Whetstone’s association with our brand increases consumer awareness and speaks to the quality of our varietals.

As a testament to this quality, in September 2022 we announced that The Tasting Panel Magazine and The Somm Journal, two highly regarded wine publications, had awarded Fresh Vine Wine’s California Cabernet Sauvignon, 2020 Vintage, a 92 Rating (out of 100). This is the second of our varietals to receive a 92 Rating during 2022, with our Limited Reserve Napa Cabernet Sauvignon receiving a Rating of 92 from James Suckling, regarded as one of the world’s most influential wine critics, in July. Also, in July 2022, our 2020 California Pinot Noir and California 2021 Rosé varietals were awarded Bronze Medals by TEXSOM. In 2022, Fresh Vine Wine varietals were recognized by various industry authorities with a total of 16 separate awards.

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 43 states. As of December 31, 2022, we hold active relationships with wholesale distributors in 48 states, unchanged from September 30, 2022, and currently have additional states in which licensing is pending. We are actively working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

Our DTC channel enables us to sell wine directly to the consumer at full retail prices. Although these prices are consistent with our suggested retail prices (SRPs), we incur two mark-ups of approximately 30% each for our distributor and retail partners when selling wine through our wholesale distribution channel, therefore directly reducing our revenue and margins. Because the DTC channel provides significantly higher margins than sales generated through wholesale distributors, we intend to further invest in DTC capabilities to ensure it remains an integral part of our business. We also believe continued investment in DTC technologies and capabilities are critical to maintaining an intimate relationship with our customers, which is becoming increasingly digital. In addition, we also sell through alternative DTC sales platforms, such as ecommerce marketplaces, product aggregators and virtual distributors, all of which have experienced significant recent growth, as well as sales through home delivery services.

We do not own or operate any vineyards. Instead of cultivating our own grapes, we currently use Fior di Sole, a third-party supplier, to source grapes with the help of our winemaker. This allows us to leverage our supplier’s broad network of vendor relationships and purchasing power to negotiate favorable cost structures. Because our supplier procures product inputs on our behalf, including bulk juice, we do not currently engage directly with grape growers (“growers”) or bulk distributors of juice (“bulk distributors”). As a result, we have limited front-end supply chain visibility. This is a strategy by design that we believe provides us with access to diversified growers and large distributors, which reduces our reliance upon any single vendor and mitigates our exposure to droughts, wildfires, spoilage, contamination and other supply side risks common to the wine industry.

Our supplier procures grapes and/or juice for our existing varietals from California. This juice is then stored in Napa until time of production, at which point it is made available for blending and bottling processes at our Napa Valley production and bottling facility. This is significant in that both blending and bottling must occur within Napa to be considered produced and bottled in Napa — a distinctive product attribute that adds significant production value to our brand in the eyes of consumers. However, wine produced by the Company will only be labelled with a Napa Valley appellation of origin if it is produced from grapes grown in the Napa Valley American Viticultural Area (AVA). The labels for the Company’s core wines identify California as the appellation of origin.

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

Our Strengths

Differentiated Product Offerings — Premium, Napa Valley Wines within the “Better-For-You” Segment

We offer wines that are differentiated from those sold by other wine producers operating within the better-for-you segment of the affordable luxury category based on our premium quality, our association with an award-winning winemaker and our Napa Valley based state of the art production.

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

●	Award-Winning Winemaker. We conducted an international search to find an accomplished winemaker who shared the Fresh Vine Wine vision and have entered into an agreement with Jamey Whetstone, an established, award winning winemaker from Napa Valley, to develop our wines. Consulting with the Fresh Vine Wine brand compliments Mr. Whetstone’s lifestyle as an active surfer, skier, and all-around outdoorsman. His passion for winemaking is mirrored by his passion for adventure, and he too wanted to create a better-for-you wine that customers can be proud to bring to the table for any occasion. We believe it is unique for a high-profile winemaker like Mr. Whetstone to attach his name and reputation to a brand in the better-for-you wine segment, and we believe that Mr. Whetstone’s association with our brand increases consumer awareness and speaks to the quality of our varietals.

●	Produced and Bottled in Napa Valley. Importantly, we are able to market our wines as being produced and bottled in Napa Valley, California. We believe that this designation impacts consumption decisions of many wine drinkers, as Napa Valley-produced wines are considered by many to be a sign of superior production quality. However, wine produced by the Company will only be labelled with a Napa Valley appellation of origin if it is produced from grapes grown in the Napa Valley American Viticultural Area (AVA). The labels for the Company’s existing wines identify California as the appellation of origin. Currently, this only applies to our Reserve wine.

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

Production and Bottling on an Alternating Proprietorship Basis

We contract with Fior di Sole, an industry leading packaging innovation and wine production company based in Napa Valley, California, to serve as a “host winery” and to occupy a portion of its production and warehouse facility and utilize its production equipment on an alternating proprietorship basis. Under this arrangement, we use capacity at Fior di Sole’s production facility at times mutually convenient to us and Fior di Sole to produce and bottle our wines for an initial set-up fee and a recurring monthly fee. Fior di Sole is responsible for keeping its production equipment in good operating order. When the alternating Premises is operated by or used on behalf of our Company, it is operated pursuant to our federal basic permit and California winegrower’s license. Under the agreement, we are solely responsible for managing and conducting our own winemaking activities and we make all production decisions relating to our wines. However, we may request the use of Fior di Sole’s personnel to perform crush, fermentation, blending, cellar, warehousing, barrel topping and/or bottling services for additional fees. This arrangement has allowed us to commence our operations and build the Fresh Vine Wine brand without having to incur the considerable overhead costs involved with the purchase or full-time lease of a production facility. The term of the agreement commenced in July 2019, had an initial term of one year and automatically renews for additional one-year terms unless either party provides 90 days written notice to the other of its intent to terminate at the end of the then current term. Either party may terminate the agreement upon 30 days written notice if the other party is in violation of any law or regulation that renders it impossible to perform its obligations under the agreement for a period of greater than 30 days, makes an assignment for the benefit of creditors or files for bankruptcy protection, or is in material breach of its obligations under the agreement and such failure to perform is not cured within 30 days of written notice from the other party. We believe we have sufficient capacity under our current agreement or with alternative suppliers to increase production to meet increased consumers’ demand for our wines.

Fior di Sole also provides us with capacity juice and blends, finishes, bottles, stops, labels and packages our wine, which reduces our internal overhead expenses and allows us to benefit from that company’s increased purchasing power. Fior di Sole provides these services on a purchase order basis, which purchase orders are subject to the parties’ mutual agreement and governed by a Custom Winemaking and Bottling Agreement. This agreement outlines the schedule for placing orders, the responsibility and schedule for delivery of production materials, procedures for establishing the wine bottling date and delivery date. We are required to remit 20% of the amount due for wine produced, bottled and packaged pursuant to this agreement upon our submission of a purchase order. The payment advance is used by Fior Di Sole to reserve or procure materials on our behalf with additional vendors for bottles, boxes, corks, labels, juice, and other inputs. We, or our winemaker on our behalf, oversees the production at the winery approves all components and aspects of the production process. The balance of the amount due for wine produced, bottled and packaged (the remaining 80%) is due following our quality review and acceptance of the finished product.

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

Licensing, Tax and Regulatory Compliance

We have contracted with a third-party to manage our regulatory licensing and compliance activities. We maintain licenses that enable us to distribute our wine to all 50 states, and to sell direct-to-consumer from our e-commerce website in 48 states. We currently utilize software tools available to the industry and work with our license compliance service provider to navigate and manage the complex state-by-state tax and other regulations that apply to our operations in the beverage alcohol industry. This has enabled us to expand our operations and grow our revenue while reducing the administrative burden of tax compliance, reporting and product registration.

Through selective recruiting and hiring, we have also built these capabilities internally; we increasingly perform these activities in-house. This allows us to operate with greater control and responsiveness over regulatory licensing and compliance requirements, ensuring that our brand and each of its underlying varietals is properly licensed across state and federal levels.

We believe that leveraging our network of supply chain and compliance partners, consultants and service providers enables us to avoid potential costly and lengthy delays on nearly every aspect of our business, from grapes to packaging materials, and will accelerate our return on capital due to our limited need to procure expensive equipment, real estate, and other capital-intensive resources. We believe we are well-positioned to

Sales and Marketing Strategy

We believe we bring a unique sales and marketing approach that will increase the visibility of our brand and product offerings to our target consumers.

Omni-Channel Marketing Approach

Today’s consumers interact with brands through many channels, from traditional media to social media and other digital channels, and through various in-person and online purchasing methods. In order to build the visibility of our brand and create a grassroots consumer following to support our DTC distribution channel, we have employed a strategic omnichannel marketing approach that we believe allows us to engage with our target consumers on their terms to expand and deepen their recognition of our brand. In addition to other mass market promotional activities, our marketing strategy also utilizes modern techniques, efficiency measures, and channels not commonly seen in the wine industry, including a combination of social media lifestyle and wine influencer activities, through which brand ambassadors or “influencers” may conduct promotional activities through the Company’s or their own social media channels including, but not limited to, Twitter, Facebook, Instagram, Snapchat, YouTube and Pinterest, among others.

Celebrity-based Affinity

Recent years have seen a rise in the creation of celebrity owned and/or endorsed alcoholic beverage brands, which utilize fans’ affinity towards celebrities to promote their product offerings and drive sales. We are positioned to take advantage of this trend based on the popularity of Nina Dobrev and Julianne Hough, two of our co-founders, each of whom served on our board of directors prior to our initial public offering.

In March 2021, we entered into five-year license agreements with Ms. Dobrev and Ms. Hough, who have a collective following of approximately 31 million people on their Instagram social media platforms alone, pursuant to which they actively promote our business and varietals of wine. Under these license agreements, each has also granted us a license to use her pre-approved name, likeness, image, and other indicia of identity, as well as certain content published by her on her social media or other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our varietals of wine and marketing materials. Ms. Dobrev and Ms. Hough have agreed, subject to certain exceptions, not to grant any similar license or render services of any sort on behalf of or in connection with any party in the wine category anywhere in the world during the term of her agreement, other than with respect to Company. The license agreements are scheduled to expire in March 2026. However, the license agreements to provide that each of Ms. Dobrev and Ms. Hough will have the right to terminate her agreement if as of the end of calendar year 2023, we have not achieved at least $5.0 million in EBITDA in either fiscal 2022 or fiscal 2023. See “Certain Relationships and Related Party Transactions — License Agreements with Nina Dobrev and Julianne Hough.”

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

Professional Sports Sponsorships

We have previously entered into sponsorship agreements with professional sports organizations and venues spanning all four major United States professional sports leagues, which support our commitment and outreach to consumers focused on active and healthy lifestyles, including agreements with the following organizations and/or their affiliates:

●	Washington Capitals (NHL) and Washington Wizards (NBA)

●	Tampa Bay Rays (MLB)

●	Washington Commanders (NFL)

●	Los Angeles Chargers (NFL)

These sponsorship arrangements generally provide us with advertising placements at the stadiums and arenas during sporting and concert events, as well as specified media and other advertising and promotional benefits, in exchange for our payment of annual sponsorship fees.

We completed our sponsorship agreement with the Los Angeles Chargers in the fourth quarter of 2022, intend to reduce or cancel the remaining sponsorships and do not anticipate pursuing new professional sports sponsorships as part of our marketing and brand awareness initiatives going forward since our brand has reached national retail distribution.

Labelling and Innovative Packaging Initiatives

We believe wine labelling can have a big impact on consumers’ purchasing practices. We conduct market research to validate the consistency of our wine labels with our brand narrative. Packaging also continues to be a key driver of brand perception, and we are exploring “active lifestyle packaging” alternatives to traditional bottling that provides an opportunity for our customers to enjoy Fresh Vine Wines in non-traditional settings now and for future years, including bottles with screw-off caps, aluminum cans, and smaller size bottles and cans that can be taken on-the-go and are ideal for in-store point of purchase sales.

Engagement with Industry Experienced Third Party Vendors

In October 2022, we executed a strategy that is aimed at amplifying cash preservation initiatives while continuing to focus on accelerating sales growth. The plan resulted in the termination of ten employees on the Company’s internal sales team and the engagement by the Company of a third party sales and distribution management company positioned to more efficiently and effectively facilitate current and future product sales. In addition, the Company engaged a reputable third party vendor to manage marketing initiatives and drive growth primarily within the Company’s Direct-to-Consumer sales channel.

Consulting Agreement with Whetstone Consulting

On June 12, 2019, we entered into a consulting agreement with Whetstone Consulting, through which our winemaker, Jamey Whetstone, does business, which agreement was subsequently amended on May 15, 2020, amended and restated on March 16, 2021 and further amended and restated on April 13, 2022 (the “Consulting Agreement”).

As amended and restated, the Consulting Agreement provides the Company with ownership and intellectual property protections for Inventions (as defined therein) conceived, made or reduced to practice by Whetstone Consulting that relate to the services provided to the Company. In addition, Whetstone Consulting has agreed, for a period of one year following termination of the Consulting Agreement, not to directly or indirectly engage or invest in, be employed by, lend credit to, receive compensation from or render services or advice to any person engaged in a Competing Business located within a twelve-mile radius of a specified Napa, California address. For such purposes, a “Competing Business” means any business relating to the development, manufacture, marketing and distribution of any product that competes with any low calorie and/or low sulfite wine products sold or substantially under development by the Company during the one-year restricted period. The Consulting Agreement does not restrict the acquisition, operation, management, consulting, or other commercial activity by Whetstone Consulting, directly or indirectly in or with a winery, brewery, spirits, or other alcoholic beverage industry business not concerning “low calorie” or “low sulfite” products or services. The Consulting Agreement also contains non-solicitation restrictions applicable to clients, customers, suppliers, licensors, and employees for a period of one year follow the agreement’s termination, subject to certain exceptions.

Under the Consulting Agreement, we pay Whetstone Consulting a base consulting fee of $5,000 per month. In addition, the Company has agreed to pay Whetstone Consulting additional commission-based compensation subject to satisfaction of identified milestones. Specifically, the Company will pay Whetstone Consulting a $5,000 commission for each non-overlapping 30-day period in which the Company sells Fresh Vine Wine Products to a minimum threshold number of separate True Food Kitchen locations for sale to customers from their menus. For such purposes, “Fresh Vine Wine Products” means Client’s wine products developed with the assistance of Whetstone Consulting pursuant to the Services. Whetstone Consulting will also be entitled to receive a one-time $100,000 commission upon the Company selling certain volumes of Fresh Vine Wine Products within any given non-overlapping 30-day period to at least a minimum threshold number of locations of a single fast casual dining restaurant chain, and a one-time $40,000 commission upon the Company selling certain volumes of Fresh Vine Wine Products within any given non-overlapping 30-day period to at least a minimum threshold number of separate fine dining establishments.

The Consulting Agreement has an initial one year term expiring April 13, 2023, but renews automatically for successive one year periods unless either party provides advance notice of non-renewal to the other. Whetstone Consulting may terminate the Consulting Agreement at any time by giving us written notice at least 30 days prior to the termination date. We may terminate the Consulting Agreement at any time.

As partial compensation for Whetstone Consulting’s services to the Company pursuant to the Company’s original consulting agreement with Whetstone Consulting, the Company issued to Whetstone Consulting 619,343 shares of the Company’s common stock (the “Whetstone Shares”). If the Company terminates the Consulting Agreement for “cause,” as such term is defined therein, and such cause arises or relates to an act or acts directly related to Whetstone Consulting’s ownership interest in the Company, the Company may elect to purchase all Whetstone Shares then held by Whetstone Consulting at their fair market value.

Related party services

 In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a related party in the wine industry due to common ownership, to provide representation and distribution services. As of June 15, 2022, the original agreement was terminated. Prior to termination, the Company provided access to new markets and retail and wholesale customers to the related party. In exchange for these services, the Company received a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. For the year ended December 31, 2022, the Company recognized $297,224 in service revenue related to this agreement. In September 2022, the Company entered into a new distribution agreement with Appellation Brands, LLC to purchase approximately $195,000 of wine inventory and sell directly to our customers. Sales associated with the new agreement are recorded within wholesale revenue beginning September 1, 2022. Total sales for the year ended December 31, 2022 associated with the new agreement was $25,863. After our sales of the Appellation Brands, LLC wine inventory has been completed, our affiliation with Appellation Brands, LLC is expected to cease altogether.

Our Strategy for Growth

We expect to deliver meaningful increases in stockholder value by executing the following strategies to gain brand and product visibility and increase sales and market share:

●	Continuing to establish brand visibility, awareness and credibility through mass and micro marketing tactics and association with other strong brands, including celebrities, influencers and top tier winemakers, among others. These will range from organic to paid media.

●	Continuing to build grass roots demand through high visibility sales and marketing activities that promote high margin DTC and home delivery sales channels, including continued investment in DTC technologies and capabilities that are critical to maintaining an intimate relationship with consumers.

●	Expanding our U.S.-based wholesale and retail distribution network by leveraging our product and brand differentiation, the emerging better-for-you category and to provide distribution partners with a differentiated value proposition.

●	Pursuing distribution of our wines internationally.

●	Embracing disruptive technologies and customer trends, and exploring and expanding partnerships with other organizations investing in customer-centric technologies, such as home delivery, third party wine clubs and evolving alternative DTC purchasing methods, such as ecommerce marketplaces, product aggregators and virtual distributors.

●	Expanding and strengthening key supply chain relationships, including with current and future juice suppliers, bottlers, materials suppliers, and dry goods suppliers, to establish a diversified portfolio of partners across all areas of our supply chain and to maintain effective capital management.

●	Continuing to add to the Fresh Vine Wine product portfolio by developing new varietals that fit within the better-for-you category and are consistent with our existing brand.

●	Continuing to invest in packaging innovation, including “active lifestyle packaging” alternatives to traditional bottling that provides an opportunity for our customers to enjoy Fresh Vine Wines in non-traditional settings.

●	Capitalizing on upward price mobility — While many other wine companies are experiencing downward price pressure to enter the coveted under $30 category, our wines currently sell for suggested retail prices ranging from $15 to $25 per bottle.

●	Increasing our on-premises sales effort. COVID-19 severely limited on-premise sales across the industry. We believe as restrictions continue to loosen, there is significant opportunity to capture market share and available shelf space.

●	Developing additional wine brands by replicating the strategies used to build the Fresh Vine Wine brand via business service line agreements.

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

At any given time, there are more than 400,000 wine choices available to consumers, differing with one another based on vintage, variety or blend, location and other factors. Accordingly, we experience competition from nearly every segment of the wine industry. Additionally, some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of products, and have greater name recognition, which may give them greater negotiating leverage with distributors and allow them to offer their products in more locations and/or on better terms than us. Nevertheless, we believe that our brand offerings, scalable infrastructure and relationships with one of the largest domestic distributors will allow us to continue growing our business.

IT Systems

We rely on various IT systems, owned by us and third parties, to effectively manage our sales and marketing, accounting, financial, legal and compliance functions. Our website is hosted by a third party, and we rely on third-party vendors for regulatory compliance for order processing, shipments, and e-commerce functionality. We believe these systems are scalable to support our growth plans. We recognize the value of enhancing and extending the uses of information technology in our business.

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

Alcohol-related regulation

We are subject to extensive regulation in the United States by federal, state and local laws regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the TTB and the FDA. The TTB is primarily responsible for overseeing alcohol production records supporting tax obligations, issuing wine labelling guidelines, including grape source and bottle fill requirements, as well as reviewing and issuing certificates of label approval, which are required for the sale of wine through interstate commerce. We carefully monitor compliance with TTB rules and regulations, as well as the state law of each state in which we sell our wines. In California, where most of our wines are made, we are subject to alcohol-related licensing and regulations by many authorities, including the ABC. ABC agents and representatives investigate applications for licenses to sell alcoholic beverages, report on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted and enforce California alcoholic beverages laws. We are subject to municipal authorities with respect to aspects of our operations, including the terms of our use permits. These regulations may limit the production of wine and control the sale of wine, among other elements.

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

Labelling regulation

Many of our wines are identified by their appellation of origin, which are among the most highly regarded wine growing regions in the world. An appellation may be present on a wine label only if it meets the requirements of applicable state and federal regulations that seek to ensure the consistency and quality of wines from a specific territory. These appellations designate the specific geographic origin of most or all (depending on the appellation) of the wine’s grapes, and can be a political subdivision (e.g., a country, state or county) or a designated viticultural area. The rules for vineyard designation are similar. Although we expect that most of our labels will maintain the same appellation of origin from year to year, we may choose to change the appellation of one or more of our wines from time to time to take advantage of high-quality grapes in other areas or to change the profile of a wine.

Privacy and security regulation

We collect personal information from individuals. Accordingly, we are subject to several data privacy and security related regulations, including but not limited to: U.S. state privacy, security and breach notification laws; the GDPR; and other European privacy laws as well as privacy laws being adopted in other regions around the world. In addition, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of information about individuals. Certain states have also adopted robust data privacy and security laws and regulations. For example, the CCPA, which took effect in 2020, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. In response to the data privacy laws and regulations discussed above and those in other countries in which we do business, we have implemented several technological safeguards, processes, contractual third-party provisions, and employee trainings to help ensure that we handle information about our employees and customers in a compliant manner. We maintain a global privacy policy and related procedures, and we train our workforce to understand and comply with applicable privacy laws.

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

Employees

As of December 31, 2022, we had approximately eight full-time employees. All of our employees are employed in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

 We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Except as disclosed in “Item 3 – Legal Proceedings,” we are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Corporate History

We were initially organized on May 8, 2019 as a Texas limited liability company under the name “Fresh Grapes, LLC.” In connection with our initial public offering, on December 8, 2021, we converted from a Texas limited liability company into a Nevada corporation and changed our name from Fresh Grapes, LLC to Fresh Vine Wine, Inc., which we refer to herein as the “LLC Conversion.” In conjunction with the LLC Conversion, all of our outstanding units were converted into shares of our common stock based on the relative ownership interests of our pre-IPO equity holders. While operating as a limited liability company, our outstanding equity was referred to as “units.” In this report, for ease of comparison, we may refer to such units as our common stock for periods prior to the LLC Conversion, unless otherwise indicated in this report. Similarly, unless otherwise indicated, we may refer to members’ equity in this report as stockholders’ equity. Further, while operating as a limited liability company, our governing body was referred to as our Board of Managers, with the members thereof being referred to as “Managers.” We may refer to such governing body throughout this report as our board of directors and such individuals as our directors.

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

Risks related to our company and our business.

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

We have generated very limited revenues to date, including revenues of $2,860,001 and $1,700,207 during fiscal 2022 and fiscal 2021, respectively. We have incurred net losses of $15.20 million and $9.97 million during fiscal 2022 and 2021, respectively. We had an accumulated deficit of $15.82 million and total stockholders’ equity of $5.61 million at December 31, 2022. We may never generate material revenues or achieve profitability.

We have not generated profits from operations to date. The success and longevity of our company will depend on our ability to generate profits from future operations or obtain sufficient capital through financing transactions to meet our business obligations.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2022 included an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern for twelve months from the financial statement issuance date. We incurred net losses of $15.1 million and $9.97 million during fiscal 2022 and 2021, respectively. Our cash balance at December 31, 2022 was $2.1 million. On March 14, 2023, we completed a subscription rights offering of common stock and warrants to purchase common stock in which we received aggregate gross proceeds of approximately $3.14 million, before deducting dealer-manager fees and offering expenses. Our ability to continue as a going concern will be determined by our ability to generate sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing.

We need to hire additional executive officers and other personnel.

Our executive management is currently comprised of an Chief Executive Officer and a Chief Financial Officer, both of whom are serving in interim positions. Also, pursuant to the Settlement Agreement, Damian Novak, Executive Chairman and a member of our board of directors, resigned as Executive Chairman and removed himself from his management duties with the Company effective February 20, 2023, and resigned from our board of directors effective March 14, 2023. Rick Nechio, our interim Chief Executive Officer and a member of our board of directors, resigned from our board of directors effective February 20, 2023 and we continue to search for a permanent chief executive officer to replace Mr. Nechio. Our future success will be dependent upon us locating and retaining qualified individuals who will serve as executive officers on a permanent basis and lead our Company and our business operations, and on us locating additional members to serve on our board of directors to help oversee and guide our company. We cannot predict with certainty when we will be able locate such individuals. Following our appointment of a new chief executive officer, Mr. Nechio may aid in the transition of his management duties, we cannot assure that such transition will be seamless or that it won’t adversely impact our business operations.

In addition, our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive and technical personnel. Competition for qualified personnel is intense, particularly in the wine industry in which there exists a limited number of qualified individuals with expertise in launching, managing and expanding wine brands. If we fail to successfully attract, assimilate, and retain a sufficient number of qualified personnel, our business could suffer.

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

Damage to our reputation or loss of consumer confidence in our wines for any of these or other reasons could result in decreased demand for our wines and could have a material adverse effect on our business, operational results, and financial results, as well as require additional resources to rebuild our reputation, competitive position and winery brand strength.

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

Consumer awareness is of great importance to the success of businesses operating in the wine industry. We have incurred, and expect to continue to incur, significant advertising and promotional expenditures to enhance our wine brand and raise consumer awareness, which we believe is vital to the long-term success of our operations. These expenditures may adversely affect our results of operations in a particular quarter or even a full fiscal year and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in our quarterly results of operations. While we strive to invest only in effective advertising and promotional activities in both the digital and traditional segments, it is difficult to correlate such investments with sales results, and there is no guarantee that our expenditures will be effective in building brand strength or growing long term sales.

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

In addition, there is no assurance that our celebrity-based brand promotion and marketing activities will be well-received by consumers and result in the levels of product sales that we anticipate. Under extreme situations, our marketing efforts through celebrity endorsement may have a material adverse effect on our brand image. For example, any damage to the reputations of our celebrity founders or any negative or controversial publicities that our celebrities are involved in, either directly or indirectly, may result in the public’s negative perception of our brands and thus adversely affect our reputation and the marketability and sales of our products. It is possible for negative posts or comments about our Company or our celebrity spokespersons to be shared quickly and disseminated widely due to the continued growing use of social and digital media, possibly resulting in “cancellation.” Celebrities’ reputation and favorability in the eyes of the public could also decrease for a number of other reasons, including, without limitation, participation in media endeavors that are unsuccessful, diminished recognition with the public due to decreased participation in the media landscape or shifting tastes of the public, failure to generate engagement on new social media platforms at the levels they have enjoyed on existing platforms, and an inability to access to social media platforms due to violations of terms of use or otherwise.

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

We have strategically structured our organization and operations with a view towards minimizing our capital investment requirements. We do this by leveraging a network of third-party providers with industry experience and expertise that we use to perform various functions on our behalf. Specifically, we contract with Fior di Sole, an industry leading packaging innovation and wine production company based in Napa Valley, California, to serve as a “host” winery” and permit us occupy a portion of its production and warehouse facility and its production equipment on an alternating proprietorship basis. Under this arrangement, we are able to use capacity at Fior di Sole’s production facility at times mutually convenient to us and Fior di Sole to produce and bottle our wines. Fior di Sole is responsible for keeping its production equipment in good operating order. Although we are solely responsible for managing and conducting our own winemaking activities, we may request use of the Fior di Sole’s personnel to perform crush, fermentation, blending, cellar, warehousing, barrel topping and/or bottling services for additional fees. Under a separate agreement, Fior di Sole provides us with bulk juice and blends, finishes, bottles, stops, labels, and packages our wine. Fior di Sole provides these services on a purchase order basis, which purchase orders are subject to the parties’ mutual agreement.

In addition, in October 2022, we executed a strategy that is aimed at amplifying cash preservation initiatives while continuing to focus on accelerating sales growth. The plan resulted in the termination of ten employees on the Company’s internal sales team and the engagement by the Company of a third party sales and distribution management company positioned to more efficiently and effectively facilitate current and future product sales. In addition, the Company engaged a reputable third party vendor to manage marketing initiatives and drive growth primarily within the Company’s Direct-to-Consumer sales channel. The Company relies heavily on the third parties to manage the sales and distribution of our wine and manage our DTC marketing initiatives. We also utilize third parties to help manage all of our regulatory licensing and compliance activities, and we utilize additional software tools available to the industry to navigate and manage the complex state-by-state regulations that apply to our operations in the beverage alcohol industry.

We engage many of our third-party suppliers and service providers on a purchase order basis or pursuant to agreements that are generally one year or less in duration. The ability and willingness of these third parties to supply and provide services to us may be affected by competing orders placed by other companies, the demands of those companies or other factors. If we experience significant increases in demand or need to replace a significant third party supplier or service provider, there can be no assurance that alternative third party vendors will be available when required on terms that are acceptable to us, or at all, or that any such vendor will allocate sufficient capacity to us in order to meet our requirements. If we fail to replace a supplier or servicer provider in a timely manner or on commercially reasonable terms, we could incur product disruptions and our operating results and financial condition could be materially harmed. Switching or adding additional vendors, particularly our alternating proprietorship host winery, would also involve additional costs and require management time and focus.

Except for remedies that may be available to us under our agreements with our third-party vendors, we cannot control whether or not they devote sufficient time and resources to supporting our business operations. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be providing services, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines or need to be replaced for other reasons, it could adversely impact our ability to meet consumers’ demands for our products or comply with regulatory requirements and subject us to potential liability, any of which may harm the reputation of our company and our products.

Although we carefully manage our relationships with our network of third-party vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these challenges or delays will not have a material adverse impact on our business, financial condition and prospects.

We face significant competition with an increasing number of products and market participants that could materially and adversely affect our business, results of operations and financial results.

Our industry is intensely competitive and highly fragmented. Our wines compete with many other domestic and foreign wines. Our wines compete with popularly priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for drinker acceptance and loyalty, shelf space and prominence in retail stores, presence, and prominence on restaurant wine lists and for marketing focus by the Company’s distributors, many of which carry extensive portfolios of wines and other alcoholic beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers, including E&J Gallo, Constellation, Duckhorn, Trinchero, Jackson Family Wines, Ste. Michelle and The Wine Group, and these and our other competitors may have more robust financial, technical, marketing and distribution networks and public relations resources than we have. As a result of this intense competition, combined with our growth goals, we have experienced and may continue to face upward pressure on our selling, marketing and promotional efforts and expenses. There can be no assurance that in the future we will be able to successfully compete with our competitors or that we will not face greater competition from other wineries and beverage manufacturers.

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

Other than sales made directly to our consumers, the majority of our wine sales are made through distributors for resale to retail outlets, restaurants and hotels across the United States. We expect sales to distributors to represent an increasingly substantial portion of our future net sales as we continue to grow our network of wholesale distributors. Consolidation among wine producers, distributors, wholesalers, suppliers and retailers could create a more challenging competitive landscape for our wines. In addition, we believe that the increased growth and popularity of the retail e-commerce environment across the consumer product goods market, which accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail store closures, social distancing requirements and other government action, has and is likely to continue to to change the competitive landscape for our wines. Consolidation at any level could hinder the distribution and sale of our wines as a result of reduced attention and resources allocated to our winery brands both during and after transition periods, because our winery brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins as newly consolidated distributors take down prices or demand more margin from existing suppliers. Changes in distributors’ strategies, including a reduction in the number of brands they carry or the allocation of resources for our competitors’ brands or private label products, may adversely affect our growth, business, financial results and market share. Distributors of our wines offer products that compete directly with our wines for inventory and retail shelf space, promotional and marketing support and consumer purchases. Expansion into new product categories by other suppliers or innovation by new entrants into the market could increase competition in our product categories.

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

Our marketing strategy involves continued expansion into the direct-to-consumer channel, which may present risks and challenges for which we are not adequately prepared and which could negatively affect our sales in these channels and our profitability.

During the year ended December 31, 2022, we generated total revenue of $2,860,001 from all sources. Of this amount, we generated $911,326 from direct-to-consumer sales, which represents a $136,905 increase in direct to consumer revenue generate during the year ended December 31, 2021. A portion of our operating strategy is to expand our sales of wine through this direct-to-consumer channel. However, the direct-to-consumer marketplace is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar customer groups as our business. To be competitive and forge new connections with customers, we are continuing investment in the expansion of our direct-to-consumer channel. Such expansion may require significant investment in e-commerce platforms, marketing, fulfilment, information technology (“IT”) infrastructure and other known and unknown costs. The success of our direct-to-consumer sales channel depends on our ability to maintain the efficient and uninterrupted operation of online order-processing and fulfilment and delivery operations. As such, we are heavily dependent on the performance of our shipping and technology partners. Any system interruptions or delays could prevent potential customers from purchasing our wines directly.

Our ability to ship wines directly to our customers is the result of court rulings, including the U.S. Supreme Court ruling in Granholm v. Heald, which allow, in certain circumstances, shipments to customers of wines from out-of-state wineries. Any changes to the judicial, legal, or regulatory framework that reduce our ability to sell wines in most states using our direct-to-consumer sales channel could have a materially adverse effect on our business, results of operations and financial results.

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

Disruptions to our operations caused by adverse weather, natural disasters, public health emergencies, including the COVID-19 pandemic, or unforeseen circumstances may cause delays to or interruptions in our operations. Concerns regarding the availability of water for production is particular to companies that produce and bottle wines in California. A consequence of any of these or supply or supply chain disruptions, including the temporary inability to produce our wines due to the closure of our production sites, could prevent us from meeting consumer demand in the near term or long term for our aged wines. For example, as result of the COVID-19 pandemic, our industry has experienced temporary supply chain disruptions for certain processed materials, cardboard packaging, and glass, as well as increased strain on logistics networks and shipping partners. The occurrence of any such disruptions during a peak time of demand for such processed materials could increase the magnitude of the effect on our distribution network and sales. Failure to adequately prepare for and address any such disruptions could materially and adversely affect our business, results of operations and financial results.

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

Factors including climate change, agricultural risks, competition for quality, water availability, land use, wildfires, floods, disease, and pests could impact the quality and quantity of grapes and bulk juice available to our company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk juice creating higher input costs or the inability to purchase these materials. Following the 2020 wildfires in Northern California, the price of bulk juice increased substantially in a very short period of time, leading to some wine producers reducing lot sizes of certain wines. As a result, our financial results could be materially and adversely affected both in the year of the harvest and future periods.

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

We use grapes and other raw materials to produce and package our wine, including corks, barrels, winemaking additives, and water, as well as large amounts of packaging materials, including metal, cork, glass and cardboard. We purchase raw materials and packaging materials under contracts of varying maturities from domestic and international suppliers.

Glass bottle costs are one of our largest packaging components of cost of goods sold. In North America, glass bottles have only a small number of producers. The inability of any of our glass bottle suppliers to satisfy our requirements could materially and adversely affect our business. In addition, costs and programs related to mandatory recycling and recyclable materials deposits could be adopted in states of manufacture, imposing additional and unknown costs to manufacture products utilizing glass bottles. The amount of water available for use is important to the supply of our grapes and winemaking, other agricultural raw materials, and our ability to operate our business. If climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality, which may affect our production costs, consistency of yields or impose capacity constraints. We depend on sufficient amounts of quality water for operation of our wineries, as well as to conduct our other operations. The suppliers of the grapes and other agricultural raw materials we purchase also depend upon sufficient supplies of quality water for their vineyards and fields. Prolonged or severe drought conditions in the western United States or restrictions imposed on irrigation options by governmental authorities could have an adverse effect on our operations in the region. If water available to our operations or the operations of our suppliers becomes scarcer, restrictions are placed on our usage of water or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our production. Even if quality water is widely available to us, water purification and waste treatment infrastructure limitations could increase our costs or constrain operation of our production facilities. Any of these factors could materially and adversely affect our business, results of operations and financial results.

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

In addition to litigation that may arise from time to time in the ordinary course of business, we have been engaged in litigation with each of our former Chief Operating Officer and former Chief Executive Officer.

As disclosed under Item 3 – Legal Proceedings, the Company has been involved in litigation with two of its former executive officers, Timothy Michaels and Janelle Anderson.

Mr. Michaels’ lawsuit alleges that the Company breached a Separation Agreement entered into with Mr. Michael following termination of his employment by including a restricted “lock-up” legend on certain shares of common stock that the Company issued to Mr. Michaels. The complaint also included counts alleging breach of the implied covenant of good faith and fair dealing, issuer liability under Minn. Stat. § 336.8-401 for delay in removing or directing the Company’s transfer agent to remove the lock-up legend from the shares, conversion and civil theft. The Company has denied the allegations and intends to vigorously defend against the lawsuit. The Company has made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022.

Although the Company has denied Mr. Michaels’ claims in his complaint, litigation and related actions may be expensive to defend, the outcome of any litigation is difficult to predict and may result in damages, penalties or fines as well as reputational damage to the Company and its wine brands, and the existence of litigation may impact the ability of management to focus on other business matters. Furthermore, any adverse judgment may result in an increase in future insurance premiums, and any judgments for which the Company is not fully insured may result in a significant financial loss and may materially and adversely affect the Company’s business, results of operations and financial results.

The complaint in Ms. Anderson’s lawsuit alleged, among other things, that the Company terminated her employment as retaliation for reports of alleged wrongdoing in violation of the Minnesota Whistleblower Act. Mr. Novak, Executive Chairman and a director of the Company, and Mr Nechio, interim Chief Executive Officer and a director of the Company, were also named as defendants in Ms. Anderson’s complaint. On January 27, 2023, the Company entered into a Global Mutual Compromise, Release and Settlement Agreement (the “Settlement Agreement”) among Ms. Anderson and each of Messrs. Novak and Nechio, pursuant to which Ms. Anderson has agreed to dismiss the lawsuit with prejudice.

As consideration for Ms. Anderson’s dismissal and release, and provided that she does not revoke or rescind the Settlement Agreement within prescribed time periods, the Company agreed to make a cash payment to Ms. Anderson in the amount of $1,250,000, less certain attorney fees and relevant taxes and other withholdings, in a lump sum. This cash payment is in addition to $400,000 that the Company previously paid to Ms. Anderson in January 2023 in respect of 2022 bonus compensation earned by Ms. Anderson under her employment agreement while employed by the Company. Also as contemplated by the Settlement Agreement, the Company and Ms. Anderson have agreed to enter into a consulting agreement (the “Anderson Consulting Agreement”) pursuant to which Ms. Anderson will provide certain consulting services to the Company for a period of six months in exchange for the Company granting and issuing to Ms. Anderson 500,000 shares of the Company’s common stock (the “Anderson Consulting Shares”) from the Company’s 2021 Equity Incentive Plan (the “Anderson Consulting Share Grant”). The cash payment and the Anderson Consulting Share Grant were scheduled to be made at the “closing” of the Settlement Agreement (the “Settlement Closing”), subject to Ms. Anderson not revoking or rescinding the Settlement Agreement during the applicable revocation period. The Settlement Closing was completed on February 20, 2023. The Anderson Consulting Shares are unrestricted and freely tradable. If Ms. Anderson were to sell the Anderson Consulting Shares, such sales may adversely impact the market price of our common stock, especially given the significant number of shares available for sale and the low volume of our shares that trade.

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

We cannot be sure that any trademark office or copyright office will issue trademark registrations under any of our trademark applications, or copyright registrations under any of our copyright applications. Third parties may oppose the registration of our trademark applications, contest our trademark rights or copyrights, and petition to cancel our registered trademarks. We cannot assure you that we will be successful in defending our trademarks or copyrights in actions brought by third parties. There is also a risk that we could fail to timely maintain or renew our trademark registrations or otherwise protect our trademark rights or copyrights, which could result in the loss of those trademark rights (including in connection with failure to maintain consistent use of these trademarks). If we fail to maintain our trademarks or a third party successfully challenges our trademarks or copyrights, we could be forced to rebrand our wineries, wines, and other products, which could result in a loss of winery brand recognition and could require us to devote additional resources to the development and marketing of new wine brands.

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

In addition to registered intellectual property rights such as trademark registrations and copyright registrations, we rely on non-registered proprietary information, such as trade secrets, confidential information, and know-how, including in connection with the crafting of our low calorie, low-carb, premium tasting wines. In order to protect our proprietary information, we rely in part on agreements with our employees, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, financial condition, results of operations and competitive position.

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

Furthermore, increased incidence or severity of natural disasters has adversely impacted our ability to obtain adequate property damage, inventory, and business interruption insurance at financially viable rates, if at all. For example, we have observed certain insurers ceasing to offer certain inventory protection policies, and we have supplemented our insurance coverage recently by purchasing policies at higher premiums. If these trends continue and our insurance coverage is adversely affected, and to the extent we elect to increase our self-insurance obligations, we may be at greater risk that similar future events will cause significant financial losses and materially and adversely affect our business, results of operations and financial results.

From time to time, we may become subject to litigation specifically directed at the alcoholic beverage industry, as well as litigation arising in the ordinary course of business.

Companies operating in the alcoholic beverage industry may, from time to time, be exposed to class action or other private or governmental litigation and claims relating to product liability, alcohol marketing, advertising or distribution practices, alcohol abuse problems or other health consequences arising from the excessive consumption of or other misuse of alcohol, including underage drinking. Various groups have, from time to time, publicly expressed concern over problems related to harmful use of alcohol, including drinking, and driving, underage drinking and health consequences from the misuse of alcohol. These campaigns could result in an increased risk of litigation against the Company and our industry. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future.

From time to time, we may also be party to other litigation in the ordinary course of our operations, including in connection with commercial disputes, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or, securities-related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties, or fines as well as reputational damage to our company and our winery brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgments for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, results of operations and financial results.

A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations, and if the failure is prolonged, our financial condition.

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided, and used by third parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; supply and demand planning; production; shipping wines to customers; hosting our winery websites and marketing products to consumers; collecting and storing customer, consumer, employee, stockholder, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing and sharing confidential and proprietary research, business plans and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other types of attacks pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability, and integrity of our data, and we have in the past, and may in the future, experience cyberattacks and other unauthorized access attempts to our IT systems. Because the techniques used to obtain unauthorized access are constantly changing and often are not recognized until launched against a target, we or our vendors may be unable to anticipate these techniques or implement sufficient preventative or remedial measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk, or we may incur unforeseen costs impacting our financial position. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputational, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems. As a result of the COVID-19 pandemic, a greater number of our employees are working remotely and accessing our IT systems and networks remotely, which may further increase our vulnerability to cybercrimes and cyberattacks and increase the stress on our technology infrastructure and systems. Even though we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches or failures of our IT systems, networks and services.

Our failure to adequately maintain and protect personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.

We collect, use, store, disclose or transfer (collectively, “process”) personal information, including from employees and customers, in connection with the operation of our business. A wide variety of local and international laws as well as regulations and industry guidelines apply to the privacy and collecting, storing, use, processing, disclosure, and protection of personal information and may be inconsistent among countries or conflict with other rules. Data protection and privacy laws and regulations are changing, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

A variety of data protection legislation apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, the State of California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which generally requires companies that collect, use, share and otherwise process “personal information” (which is broadly defined) of California residents to make disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or the sale of personal information, allows consumers to exercise certain rights with respect to any personal information collected and provides a new cause of action for data breaches. In addition, a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, was recently approved by ballot initiative during the November 3, 2021 general election. On January 1, 2023 the CCPA became effective and added additional privacy protection. This may require us to incur additional expenditures to ensure compliance. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur additional expenditures in order to comply.

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

Risks related to regulation.

As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to extensive regulation in the United States by federal, state, and local laws regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) and the Food and Drug Administration (the “FDA”). These and other regulatory agencies impose a number of product safety, labelling and other requirements on our operations and sales. In California, where all of our wines are made, we are subject to alcohol-related licensing and regulations by many authorities, including the Department of Alcohol Beverage Control (the “ABC”), which investigates applications for licenses to sell alcoholic beverages, reports on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted. We are also subject to regulatory compliance requirements in all states in which we sell our wines. Any governmental litigation, fines, or restrictions on our operations resulting from the enforcement of these existing regulations or any new legislation or regulations could have a material adverse effect on our business, results of operations and financial results. Any government intervention challenging the production, marketing, promotion, distribution or sale of beverage alcohol or specific brands could affect our ability to sell our wines. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business, results of operations or financial results. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business. Changes to the interpretation or approach to enforcement of regulations may require changes to our business practices or the business practices of our suppliers, distributors, or customers. The penalties associated with any violations or infractions may vary in severity, and could result in a significant impediment to our business operations, and could cause us to have to suspend sales of our wines in a jurisdiction for a period of time.

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

The wine industry is subject to extensive regulation by a number of foreign and domestic agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, land use, production methods, trade and pricing practices, permitted distribution channels, permitted and required labelling, advertising, sequestration of classes of wine and relations with wholesalers and retailers. Any expansion of our existing facilities may be limited by present and future zoning ordinances, use permit terms, environmental restrictions and other legal requirements. In addition, new or updated regulations, requirements or licenses, particularly changes that impact our ability to sell DTC and/or retain accounts in California, or new or increased excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, states consider proposals to increase state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our business, financial condition, and results of operations.

Risks related to our common stock

Our current executive management has limited direct experience in satisfying public company reporting requirements and we must implement additional finance and accounting systems, procedures, and controls in order to satisfy such requirements, which will increase our costs and divert management’s time and attention.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the NYSE American. Our current executive management has little to no experience in complying with such requirements and rules.

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

In this report, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2022 due to the existence of material weaknesses, including those related to the lack of segregation of duties, accounting for inventory deposits, accounting for insurance recoveries, and accounting for executive bonus compensation. See Item 9A – Controls and Procedures. Although we intend to engage in activities aimed at remediating these material weaknesses, our remediation activities may not be successful, and our management may continue to conclude that our disclosure controls and procedures and our internal control over financial reporting are not effective in future periods.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which will result in additional costs to us and may strain our resources and divert our management’s attention.

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

We do not anticipate paying any regular cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur. See Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends” for more detail.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on our Company. If no securities or industry analysts commence coverage of our Company, the trading price of our shares would likely be negatively impacted. In the event securities or industry analysts-initiated coverage, and one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

General risks

Our operating results and share price may be volatile, and the market price of our common stock may drop below the price you pay.

Our year-end and quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You may not be able to resell your shares at or above the price that you paid or pay for them or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

●	market conditions in the broader stock market;

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	introduction of new wines by us or our competitors;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	results of operations that vary from expectations of securities analysis and investors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	strategic actions by us or our competitors;

●	announcement by us, our competitors or our vendors of significant contracts or acquisitions;

●	sales, or anticipated sales, of large blocks of our stock;

●	additions or departures of key personnel;

●	regulatory, legal, or political developments;

●	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation and governmental investigations;

●	changing economic conditions;

●	changes in accounting principles;

●	default under agreements governing our indebtedness;

●	exchange rate fluctuations; and

●	other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular year or quarter are not necessarily a meaningful indication of future results, fluctuations in our yearly or quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If such capital is not available to us, our business, financial condition, and results of operations may be materially and adversely affected.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including to increase our marketing expenditures to improve our wine brand awareness, build and maintain our product inventory, develop new wines, enhance our operating infrastructure and acquire complementary businesses. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Through October 31, 2022, our principal executive offices located at 505 Highway 169 North, Suite 255, Plymouth, Minnesota 55441 were leased by Rabbit Hole Equity, L.L.C., a Texas limited liability company that serves as a family office that manages a portfolio of business investments held by our former Executive Chairman, Damian Novak and his affiliates (“Rabbit Hole Equity”). Pursuant to an unwritten month-to-month arrangement, a portion of Rabbit Hole Equity’s lease payments were allocated to the Company. Effective November 1, 2022, we terminated this lease arrangement and currently maintain a virtual administrative office environment. The address, for mailing purposes, of our principle executive offices is 11500 Wayzata Blvd #1147, Minnetonka, Minnesota 55305.

Our production facility, which we occupy on an alternating proprietorship basis, is located in Napa, California. The initial term of the Alternating Proprietorship Agreement with our “host winery” expired in July 2022, but is automatically renewed for successive one-year terms unless either party provides 90 days’ advance written notice of intent to terminate the agreement at the end of the then current term. The current renewal term will expire in July 2023, subject to the automatic renewal.

We utilize a warehouse facility in American Canyon, California, for which we pay a storage fee per pallet and entry and exit processing fees.

We expect that the current properties will be adequate for our current office and production needs.

During the year ended December 31, 2022 and 2021, respectively, we incurred approximately $94,436 and $81,050 in facilities rental expense.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Except as set forth below, we are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Timothy Michaels Lawsuit

On February 24, 2022, Timothy Michaels, the former Chief Operating Officer of the Company, signed a Separation Agreement and Release (the “Separation Agreement”) in connection with the termination of his employment with the Company, which occurred on February 7, 2022.

On May 27, 2022, Mr. Michaels filed a complaint against the Company in the Fourth Judicial District Court, Hennepin County, Minnesota, alleging that the Company breached a February 24, 2022 Separation Agreement entered into with Mr. Michael following termination of his employment by including a restricted “lock-up” legend on certain shares of the Company’s common stock issued to Mr. Michaels pursuant to the Settlement Agreement. The complaint also included counts alleging breach of the implied covenant of good faith and fair dealing, issuer liability under Minn. Stat. § 336.8-401 for delay in removing or directing the Company’s transfer agent to remove the lock-up legend from the shares, conversion and civil theft. The Company has denied the allegations and intends to defend against the lawsuit. The Company has made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. The action remains pending.

Janelle Anderson Lawsuit and Settlement

On or about July 18, 2022, Janelle Anderson, the former Chief Executive Officer of the Company, served a complaint against the Company in the Fourth Judicial District Court, Hennepin County, Minnesota, captioned Janelle Anderson v. Fresh Vine Wine, Inc., Damian Novak, and Rick Nechio, Court File No. 27-CV-22-11491 (the “Lawsuit”), in which Ms. Anderson alleged, among other things, that the Company terminated her employment as retaliation for reports of alleged wrongdoing in violation of the Minnesota Whistleblower Act. Defendants also included Damian Novak, former Executive Chairman and a former director of the Company, and Rick Nechio, our interim Chief Executive Officer.

On January 27, 2023, the Company entered into a Global Mutual Compromise, Release and Settlement Agreement (the “Settlement Agreement”) among Ms. Anderson and each of Messrs. Novak and Nechio. Pursuant to the Settlement Agreement, Ms. Anderson agreed to dismiss the Lawsuit with prejudice and to file with the court any and all documents necessary to effect such dismissal with prejudice within five business days after all settlement consideration has been actually received by her, and the parties agreed to general mutual releases. The Company also agreed to indemnify Ms. Anderson and hold her harmless against any liability, civil damages, penalties, or fines claimed against her for any of her actions done within the course and scope of her employment with the Company as required by Minn. Stat. §181.970, and under any applicable insurance policies, including but not limited to any directors and officers policies. The Settlement Agreement also contains a non-disparagement provision.

As consideration for Ms. Anderson’s dismissal and release, the Company agreed to make a cash payment to Ms. Anderson in the amount of $1,250,000, less certain attorney fees and relevant taxes and other withholdings, in a lump sum. The Company recouped approximately $805,000 of this of cash payment from insurance coverage. The cash payment is in addition to $400,000 that we previously paid to Ms. Anderson in January 2023 in respect of 2022 bonus compensation earned by Ms. Anderson under her employment agreement while employed by the Company. Also as contemplated by the Settlement Agreement, the Company and Ms. Anderson have agreed to enter into a consulting agreement (the “Anderson Consulting Agreement”) pursuant to which Ms. Anderson provides certain consulting services to the Company for a period of six months. As consideration for such services, the Company has agreed to grant and issue to Ms. Anderson 500,000 shares of the Company’s common stock (the “Anderson Consulting Shares”) from the Company’s 2021 Equity Incentive Plan (the “Anderson Consulting Share Grant”). The cash payment and the Anderson Consulting Share Grant were scheduled to be made at the “closing” of the Settlement Agreement (the “Settlement Closing”), subject to Ms. Anderson not revoking or rescinding the Settlement Agreement during the applicable revocation period. The Settlement Closing was completed on February 20, 2023.

In conjunction with entering into the Settlement Agreement, Rick Nechio and Damian Novak entered into Agreements to Forfeit Shares of Common Stock (the “Forfeiture Agreements”) pursuant to which each agreed to forfeit and transfer back to the Company without consideration 250,000 shares of common stock of the Company held by them (a total of 500,000 shares), to enable the Company to issue the Anderson Consulting Shares to Ms. Anderson without subjecting the Company’s other stockholders to dilution therefrom (the “Anderson Consulting-related Forfeitures”). The Anderson Consulting-related Forfeitures became effective in connection with the Settlement Closing.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the NYSE American under the symbol “VINE” on December 14, 2021. Prior to that date, there was no public trading market for our common stock.

Stockholders

As of March 31, 2023, there were 43 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

Recent Sales of Unregistered Securities

Between December 15, 2022 and December 18, 2022, the Company entered into agreements with six service providing vendors of the Company (the “Vendors”) pursuant to which the Company agreed to issue a total of 970,000 shares of its common stock to the Vendors as soon as practicable after the dates of the agreements. Pursuant to the agreements with certain of the Vendors, the Company has agreed to issue up to an additional 1,030,000 shares of common stock upon the Company achieving specified revenue-related performance objectives within identified timeframes. Such issuances and contingent future issuances were made in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, based on the Company’s reasonable belief that the offer and sale of the warrant has not and will not involve a public offering.

Issuer Purchases of Equity Securities

On December 15, 2022, and in conjunction with the issuance of 970,000 shares of the Company’s common stock to the Vendors, Rick Nechio and Damian Novak, who are two of the Company’s founders, entered into Agreements to Forfeit Shares of Common Stock (the “Forfeiture Agreements”) pursuant to which Messrs. Nechio and Novak agreed to forfeit and transfer back to the Company without consideration 368,000 and 602,000 shares, respectively, of common stock of the Company held by them (a total of 970,000 shares), to enable the Company to preserve cash by issuing such number of shares to the Vendors without subjecting the Company’s other stockholders to dilution therefrom. The share forfeitures were effected on December 19, 2022. The following table provides information reflecting these forfeitures, which were the only acquisitions made by the Company of its outstanding common stock during the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs
(Oct. 1 – Oct. 31, 2022)	-	$-	-	-
(Nov. 1 – Nov. 30, 2022)	-	$-	-	-
(Dec. 1 – Dec. 31, 2022)	970,000	$-	-	-
Total	970,000	$-	-	-

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements” included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Overview

Fresh Vine Wine, Inc. is a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, Fresh Vine Wine brings an innovative “better-for-you” solution to the wine market. We currently sell seven varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals are produced and bottled in Napa, California.

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 43 states. As of December 31, 2022, we hold active relationships with wholesale distributors in 48 states, unchanged from September 2022, and currently have additional states in which licensing is pending. We are actively working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

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

Our marketing activities focus primarily on consumers in the 21-to-34-year-old demographic with moderate to affluent income and on those with a desire to pursue a healthy and active lifestyles.

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

Key Financial Metrics

We use net revenue, gross profit (loss), net income (loss) and Adjusted EBITDA to evaluate the performance of Fresh Vine Wine. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Year ended December 31,
	2022	2021
Net revenue	$2,860,001	$1,700,207
Gross profit	$308,991	$564,939
Net loss	$(15,202,507)	$(9,965,627)
Adjusted EBITDA	$(11,124,605)	$(4,181,521)

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as operating profits before interest, taxes, depreciation, amortization and stock-based compensation. We use this metric to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance and overall health.

We believe the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to assess the Company’s operating performance and makes it easier to compare our results with other similar companies, despite the potential impacts of varying financial or capital structures, depreciation benefits, or tax strategies. In addition, we believe this measure is among the measures used by investors, analysts and peers in our industry for purposes of evaluating and comparing our operating performance to other companies. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees or other service providers. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards. Investors should note that stock-based compensation is a key incentive offered to employees and service providers whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses may recur in the future.

Adjusted EBITDA is intended to provide a supplemental way of comparing our company with other companies and is not intended as a substitute for comparisons based on net income (loss) or operating income (loss). In making any comparisons to other companies, investors should be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable SEC rules.

The following table provides a reconciliation of EBITDA to the most comparable financial measure reported under U.S. GAAP, net loss, for the periods presented:

	Year ended
	December 31,
	2022	2021
Net loss	$(15,202,507)	$(9,965,627)
Adjustments to net loss
Interest	20,789	45,604
Stock based compensation	4,053,123	5,738,029,
Amortization	$3,990	$473
Adjusted EBITDA	$(11,124,605)	$(4,181,521)

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

We refer to the volume of wine we sell in terms of cases. Each case contains 12 standard bottles, in which each bottle has a volume of 750 millilitres. Cases are sold through Wholesale/Retail or DTC channels.

The following factors and trends in our business have driven net revenue growth since January 1, 2022, and are expected to be key drivers of our net revenue for the foreseeable future:

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

Revenue Channels

Our sales and distribution platform is built upon a highly developed network of distributor accounts. Within this network, we have signed agreements in place with several of the nation’s largest distributors including Southern Glazer’s Wine & Spirits and RNDC, among others. While we are actively working with these distributors in certain markets, they operate across the United States and we intend to grow our geographic/market presence through these relationships. The development of these relationships and impacts on our related product mix will impact our financial results as our channel mix shifts.

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

Wholesale channel sales made on credit terms generally require payment within 30 days of delivery; however, our credit terms with Southern Glazer’s Wine & Spirits requires payment within 60 days of delivery. During periods in which our net revenue channel mix reflects a greater concentration of wholesale sales, we typically experience an increase in accounts receivable for the period to reflect the change in sales mix; payment collections in the subsequent period generally reduce our accounts receivable balance and have a positive impact on cash flows.

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

	Year ended December 31,
	2022	2021
Wholesale	58%	45%
Direct to consumer	32%	46%
Related party service	10%	9%
	100%	100%

Cost of Revenues

Cost of revenues (or cost of goods sold). Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, and capsules. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. We expect that our cost of revenues will increase as our net revenue increases. As the volume of our product inputs increases, we intend to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue.

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

Results of Operations

	Year ended
	December 31,
	2022	2021
Net revenue	$2,860,001	$1,700,207
Cost of revenues	2,551,009	1,135,268
Gross profit (loss)	308,992	564,939
Selling, general and administrative expenses	11,489,805	4,793,445
Equity-based compensation	4,053,123	5,738,029
Loss from operations	(15,233,936)	(9,966,535)
Other income	31,429	908
Net loss	$(15,202,507)	$(9,965,627)

Comparison of the Fiscal Years ended December 31, 2022 and 2021

Net Revenue, Cost of Revenues and Gross Profit

We had net revenue in fiscal 2022 of $2,860,001. Net revenue in fiscal 2021 was $1,700,207. The increase in net revenue was attributable to our increasing presence in the wholesale market, the launch of our wine club, and the introduction of service revenues. We generated net revenue of $1,651,451 during fiscal 2022 from our wholesale distribution channel, $911,326 of net revenue from our direct-to-consumer sales channel, and $297,224 from our services from our related party channel. This revenue distribution represents 58%, 32% and 10%, respectively, of our net revenue during the period.

	Year ended December 31,		Change
	2022	2021	$	%
Net revenue	$2,860,001	$1,700,207	1,159,794	68%
Cost of revenues	2,551,009	1,135,268	1,415,741	125%
Gross profit	$308,992	$564,939	(255,947)	-45%

Selling, general and administrative expenses

For the year ended December 31, 2022, selling, general and administrative expenses increased 140%, compared to the period ended December 31, 2021. Selling, general and administrative expense increases were largely driven by certain one-time charges associated with the leadership transition, as well as increases in general and administrative expenses due to higher staffing headcount and related salaries and additional consulting, legal and financial expenses as operational activity increased from 2021 to 2022. In addition, the Company incurred incremental costs due to the Company being a public reporting company in 2022, such as higher professional services for accounting, finance and legal, as well as higher insurance expenses and listing fees, among others. The increase in selling expenses primarily relates to our sponsorship agreements in the sports and entertainment industry. The year-over-year increase in marketing expenses primarily resulted from increased advertising, social media marketing, tastings, and other promotion materials and events. We typically expect selling and marketing expenses to follow our sales volume growth as the activities are intended to generate revenues, however we expect these expenses to be higher in the initial growth phase of the Company and begin to normalize in the coming quarters.

	Year ended December 31,		Change
	2022	2021	$
Selling expenses	$1,238,568	$364,204	$874,364
Marketing expenses	2,746,432	1,612,648	1,133,784
General and administrative expenses	7,504,805	2,816,593	4,688,212
Total selling, general and administrative expenses	$11,489,805	$4,793,445	$6,696,360

Cash Flows

Net cash provided by (used in) operating activities was ($13,528,252) and ($5,789,942) for the years ended December 31, 2022 and December 31, 2021, respectively. Cash used in operating activities increased in the period ended December 31, 2022 primarily because of selling, general and administrative expense increases driven by certain one-time charges associated with the leadership transition, as well as increases in general and administrative expenses due to higher staffing headcount and related salaries and additional consulting, legal and financial expenses as operational activity increased from 2021 to 2022. In addition, the Company incurred incremental costs due to the Company being a public reporting company in 2022, such as higher professional services for accounting, finance and legal, as well as higher insurance expenses and listing fees. Investments in inventory also contributed to the increase in net cash used in operating activities during the year ended December 31, 2022.

Net cash used in investing activities was $0 and $250 for the years ended December 31, 2022 and December 31, 2021, respectively. Cash used in investing activities in the 2021 periods was from the purchase of intangible assets.

Net cash provided by (used in) financing activities was ($455,355) and $21,849,648 for the years ended December 31, 2022 and December 31, 2021, respectively. The cash provided in the year ended December 31, 2021 was primarily due to proceeds from the initial public offering.

	Year ended
	December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(13,528,251)	$(5,789,942)
Investing activities	-	(250)
Financing activities	(455,355)	21,849,648
Net (decrease) increase in cash	$(13,983,606)	$16,059,456

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating. Prior to our December 2021 initial public offering, we funded our operational cash requirements primarily with funds advanced from Damian Novak, our former Executive Chairman and co-founder, and entities affiliated with Mr. Novak. We also received proceeds from the sale of Class W Units representing membership interests in the Company, which converted into common stock upon the LLC Conversion, and we received short term loans in the form of promissory notes from two of our equity holders, which supplemented the loans from Mr. Novak and his affiliates as sources of operating capital, along with limited cash flows from our operating activities. See “Financing Transactions” below.

During the year ending on December 31, 2022, we used a portion of the net proceeds we received from our initial public offering to repay net outstanding related party payables of $432,000 that we owed to Mr. Novak and his affiliates, and the promissory notes held by our equity holders. We are currently funding our operational cash requirements with net proceeds from the sale of our common stock in our initial public offering and our recently completed subscription rights offering (discussed below), supplemented by cash flows from our operating activities.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately ($15.2) million and ($10.0) million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $15.8 million and a total stockholders’ equity of approximately $5.6 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business and incur expenses associated with being a public company.

As of December 31, 2022, we had $2,080,335 in cash, accounts receivable of $259,317, inventory of $3,696,198, and prepaid expenses of $961,211. On December 31, 2022, current assets amounted to approximately $8.6 million and current liabilities were $3.0 resulting in a working capital surplus (with working capital defined as current assets minus current liabilities) of approximately $5.6 million.

On January 27, 2023, we entered into a Global Mutual Compromise, Release and Settlement Agreement (the “Settlement Agreement”) with Janelle Anderson, among others, pursuant to which Ms. Anderson has agreed to dismiss her pending lawsuit against us in exchange for (among other things) a cash payment in the amount of $1,250,000 (less certain attorney fees and relevant taxes and other withholdings) in a lump sum. We recouped approximately $805,000 of this of cash payment from insurance coverage. The cash payment was made at the “closing” of the Settlement Agreement, which occurred on February 20, 2023. The cash payment is in addition to $400,000 that we previously paid to Ms. Anderson in January 2023 in respect of 2022 bonus compensation earned by her under her employment agreement while employed by the Company. Our cash payments to Ms. Anderson (net of amounts recouped from insurance) have reduced the amount of our cash reserves, current assets and working capital.

During the first quarter of 2023, on March 14, 2023, the Company completed an offering to its stockholders as of February 22, 2023 of the right to purchase up to 6,366,129 units (“Units”) at a subscription price of $1.00 per Unit (the “Rights Offering”). The Rights Offering resulted in the sale of 3,143,969 Units for aggregate gross proceeds of approximately $3.14 million to the Company. Each Unit consisted of one share of common stock and a warrant to purchase one share of common stock (the “Warrants”). The Warrants were exercisable immediately, expire five years from the date of issuance and have an exercise price of $1.25 per share. If exercised, additional gross proceeds of up to approximately $3.93 million may be received through the exercise of Warrants issued in the rights offering. The Company expects to use net proceeds from the sale of the Units, after deducting fees and expenses (including dealer-manager fees) of approximately $2.7 million related to the Rights Offering, to fund its working capital requirements and for general corporate purposes. See “Financing Transactions” below and note 10 to the accompanying financial statements for additional information on the Rights Offering.

Although the Company’s revenue generated during the year ended December 31, 2022 represents a 68% increase over its revenues generated in same period of 2021, the Company’s operating expenses have significantly exceeded its revenues over these periods. During the year ended December 31, 2022, the Company purchased additional inventory in efforts to mitigate supply chain risks and incurred additional expenses in order to invest in sales and marketing activities and increase staffing and infrastructure to position the Company for future growth. Meanwhile, the Company has put in place several cash preservation initiatives starting in the third quarter of 2022.

The Company currently holds no debt and expects to seek additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company may be forced to curtail its growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive. At the current pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance, when added to anticipated proceeds from budgeted sales, will be sufficient to fund current operations through the end of 2023, after which additional financing will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether. Should this occur, the value of any investment in the Company’s securities could be adversely affected.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Since the Company’s inception in May 2019 and prior to its December 2021 initial public offering, Damian Novak, co-founder, and affiliates of Mr. Novak incurred expenses on our behalf or advanced funds to us from time to time as needed to satisfy our working capital requirements and expenses. The reimbursable expenses and advances were reflected as related party payables on our balance sheet and were not evidenced promissory notes or other written documentation. On December 17, 2021, we used a portion of the proceeds from our initial public offering to repay $2.0 million, representing the outstanding amount of these related party payables, net of related party receivables that Mr. Novak and his affiliates owed to us at that time.

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

In September 2021, the Company entered into an agreement with an unrelated party to pledge certain eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement had an initial term of one year which automatically renews for successive one year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means we bear the risk of non-payment. The amounts advanced to the Company were classified as a secured loan on our balance sheet and any fees computed on the outstanding amounts are treated as interest expense on our statement of operations. The Company terminated this arrangement effective October 1, 2022.

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

During the first quarter of 2023, the Company distributed, at no charge to holders of the Company’s common stock, non-transferable subscription rights to purchase up to an aggregate of 6,366,129 Units. Each Unit consisted of one share of our common stock and a Warrant to purchase one share of our common stock. The Warrants were exercisable immediately, expire five years from the date of issuance and have an exercise price of $1.25 per share. For each share of common stock held by a stockholder of the Company on February 22, 2023, the record date of the Rights Offering, such stockholder received 0.5 subscription rights. Each whole subscription right allowed the holder thereof to subscribe to purchase one Unit, which we refer to as the basic subscription right, at a subscription price of $1.00 per Unit. In addition, any holder of subscription rights exercising his, her or its basic subscription right in full was eligible to subscribe to purchase additional Units that remained unsubscribed in the Rights Offering at the same subscription price per Unit that applied to the basic subscription right, subject to proration among participants exercising their over-subscription privilege, which we refer to as the over-subscription privilege. The subscription rights period expired on March 9, 2023, and resulted in stockholders subscribing for 3,143,969 Units. Upon the closing of the Rights Offering, which occurred on March 14, 2023, we issued 3,143,969 shares of common stock and 3,143,969 Warrants and received aggregate gross cash proceeds of approximately $3.14 million. After deducting dealer-manager fees and other fees and expenses related to the Rights Offering, we received net proceeds of approximately $2.7 million. If exercised, additional gross proceeds of up to approximately $3.93 million may be received through the exercise of Warrants issued in the Rights Offering. The Rights Offering was made pursuant to a registration statement on Form S-1 (Registration No. 333-269082), which was declared effective by the U.S. Securities and Exchange Commission on February 14, 2023, and the prospectus dated February 22, 2023.

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

Allowance for Doubtful Accounts

Accounts receivable consists of amounts owed to us for sales of our products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial conditions. We estimate allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2022 and 2021 we had $0 in the allowance for doubtful accounts.

Allowance for Inventory Obsolescence

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value. We reduce the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. Our estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2022 and 2021 there was no allowance for inventory obsolescence.

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

None.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022 due to the material weaknesses in internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2022 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the following material weaknesses.

Material Weaknesses in Internal Control Over Financial Reporting

Lack of Segregation of Duties. Management has determined that the limited number of the Company employees responsible for accounting and reporting functions results in a lack of segregation of incompatible duties in that such employees have access to both physical assets and the related accounting records or to all phases of a transaction. At December 31, 2022, our principal financial officer had access to the general ledger, access and authority to use Company credit cards, authority to authorize cash disbursements under threshold amounts and access to inventories. Although the Company’s cash disbursements and credit card transactions are subject to oversight, there is a lack of preventative controls with cash disbursements and credit card transactions and limited or no controls with oversight of the general ledger and inventory records. In addition, an individual who serves the Company’s information technology function has transactional access on both of the Company’s primary financial applications and the Company’s principal financial offering has unrestricted administrative access to the Company’s accounting application. As a result, a lack of preventative application controls exists to prevent or detect material misstatements in the financial statements on a timely basis.

Accounting for Inventory Deposits. The Company does not have a properly designed control or process in place to reconcile the inventory deposit accounting in a timely manner. An adjustment was identified during the audit that could have been material to the financial statements.

Accounting for Insurance Recoveries. Gross versus net balance sheet treatment for the settlement and related insurance recoverable was not considered which resulted in a material adjustment to gross up assets and liabilities.

Accounting for Executive Bonus Compensation. The performance conditions for the former Chief Executive Officer’s bonus were not evaluated which resulted in a material entry to record accrued compensation at December 31, 2022.

Material Weakness Remediation Activities

Lack of Segregation of Duties. To ensure timely and accurate financial reporting, management is designing processes to keep authorization, recordkeeping, custody of assets, and reconciliation duties separate, and intends to re-evaluate its overall staffing levels within the accounting, finance and information technology departments and may hire additional staff to enable segregation of duties.

Accounting for inventory deposits. The current process requires re-engineering to ensure the inventory deposit balance is accurately measured. In the future, the Company plans to communicate with our inventory warehouse vendor to reconcile any discrepancies.

Accounting for insurance recoveries. The Company has gathered and reviewed all applicable guidance regarding the accounting treatment of insurance recoveries. We plan to use this guidance to appropriately record any future insurance recoveries.

Accounting for executive bonus compensation. The performance conditions of bonuses will be reviewed periodically to ensure the Company is accurately recording accrued bonus compensation.

Once the above actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated and our internal controls over financial reporting are effective, we will consider these material weaknesses fully addressed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who served as our executive officers and directors as of March 31, 2023.

Name	Age	Position
Rick Nechio	44	Interim Chief Executive Officer and President
James Spellmire	68	Chief Financial Officer and Secretary
Eric Doan	43	Director
Michael Pruitt	62	Director
Michelle Hawkins Whetstone	55	Director
Brad Yacullo	58	Director
David Yacullo	56	Director

Rick Nechio is a co-founder of the Company who served as Chief Marketing Officer from its inception through July 2021 and has served as its President since August 2021. Mr. Nechio has also been serving as interim Chief Executive Officer since June 2022. Mr. Nechio also served as a director of the Company until February 20, 2023. Mr. Nechio is also a Founding Partner of Appellation Brands LLC (producer of Danica Rosé), a wine brand that he helped launch in April 2019, and serves as a Founding Partner of Nechio & Novak, LLC, a private equity firm organized in January 2019 that specializes in long-term value creation within the consumer goods segment, and has served as Chairman of Nechio Network, a brand accelerator formed in 2016. Prior the Company’s inception, Mr. Nechio served as Vice President Business Development for FitVine Wine from February 2017 to February 2019, and held various positions at Anheuser-Busch InBev, including North American Zone Director Transit from January 2015 to January 2017, Director Retail Development, Trade Relations and Trade Communications from October 2011 to December 2014, and Director, National Retail Sales from May 2010 to October 2011. Mr. From 2007 to 2010, Mr. Nechio piloted an Anheuser-Busch USA High End chain selling program for the Stella Artois brand. Mr. Nechio was also part of the team that developed the Michelob Ultra disruptive brand strategy. Mr. Nechio holds a Bachelor of Science, Business Administration degree from University Veiga de Almeida and has completed an Executive Education Program, Driving Profitability Growth offered by Harvard Business School.

James Spellmire joined the Company as a contractor in August 2022 and was appointed as Interim Chief Financial Officer and Secretary on August 31, 2022. From September 2021 to September 2022, Mr. Spellmire served as Interim Chief Financial Officer of Gartner Studios LLC, a manufacturer of party goods, stationery products and other innovative products for celebrating life’s events, from February 2021 to September 2021, served as Interim Chief Financial Officer of Advantia Health, LLC, a provider of women’s health services including OB/GYN, primary care and mental wellness, and from August 2020 to January 2021 served as Interim Chief Financial Officer of Dockzilla, Co., a manufacturer of docking systems used in the logistics industry. Previously, Mr. Spellmire served as Chief Financial Officer of National Cardiovascular Partners, LP from January 2018 to July 2020, and as a Financial Project Consultant for SALO, LLC, a financial services company providing finance and accounting consulting, from August 2016 to January 2018. Prior to that, Mr. Spellmire held various finance and accounting positions for companies in a variety of industries dating back to 1980. Mr. Spellmire holds a Masters of Business Administration and a Bachelor of Business Administration degree from Florida Atlantic University.

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

Michael Pruitt joined the Company’s board of directors on December 13, 2021, which was the effective date of the registration statement for the Company’s initial public offering. Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments in 1999. In 2001, he formed Avenel Ventures, a technology investment and private venture capital firm. In February 2005, Mr. Pruitt formed Chanticleer Holdings, Inc., then a public holding company (now known as Sonnet BioTherapeutics Holdings, Inc.), and he served as Chairman of the Board of Directors and Chief Executive Officer until April 1, 2020, at which time the restaurant operations of Chanticleer Holdings were spun out into a new public entity, Amergent Hospitality Group, Inc., where Mr. Pruitt continues to serve as its Chairman and Chief Executive Officer. Mr. Pruitt has been a member of the Board of Directors of IMAC Holdings, Inc. (Nasdaq- IMAC) since October 2020 and currently serves on its Compensation Committee and as Chair of its Audit Committee. Mr. Pruitt also served as a director on the board of Hooters of America, LLC from 2011 to 2019. Mr. Pruitt received a B.A. degree from Costal Carolina University. He currently sits on the Board of Visitors of the E. Craig Wall Sr. College of Business Administration, the Coastal Education Foundation Board, and the Athletic Committee of the Board.

Michelle Hawkins Whetstone joined the Company’s board of directors on February 20, 2023. Ms. Whetstone is a native of Napa Valley, California with 35 years of experience in the hospitality industry and over 15 years of experience in the wine industry. Since 2009, Ms. Whetstone has partnered with Jamey Whetstone, the Company’s winemaker, to help grow the Whetstone Wine Cellars wine label. During that time, Ms. Whetstone oversaw the acquisition, restoration, and grand opening of the historic chateau in the heart of the Napa Valley that serves as Whetstone Wine Cellars’ headquarters and tasting room, and oversees Whetstone Wine Cellars’ daily business operations and the production of events at the property. Prior to Whetstone Wine Cellars, Ms. Whetstone owned and operated a design business and furniture retail stores located in Texas and California. Ms. Whetstone began her career in the travel industry after graduating from Echols International Travel and Transportation School in San Francisco in 1987, and worked in sales for Thai Airways International and Garuda Indonesia Airlines.

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

Board Composition and Director Independence

Our business and affairs are managed under the direction of our board of directors. Our bylaws provide that our board of directors shall consist of one or more members and that the number of directors may be fixed from time to time by a majority vote of the directors then in office. Our board of directors is currently comprised of the five individuals identified above.

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, our Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above.

Our Board of Directors periodically reviews relationships that directors have with our Company to determine whether our directors are “independent directors” as such term is defined in Section 803 of the NYSE American LLC Company Guide. Our Board of Directors has determined that each of Eric Doan, Michael Pruitt, Brad Yacullo and David Yacullo is an independent director. In making this determination, the Board of Directors considered the relationships that such individuals have with our Company and other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including ownership interests in us.

Board Leadership Structure and Risk Oversight

Damian Novak, one of our founders, served as Executive Chair of our Board of Directors from our December 2021 initial public offering until February 20, 2023. Effective February 20, 2023, our Board of Directors appointed Michael Pruitt to serve as Non-Executive Chair of the Board of Directors. We believe that having a chair separate from the Chief Executive Officer creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and our stockholders.

Board Committees

 Our Board of Directors has a standing audit committee, compensation committee nominating and corporate governance committee. Each committee operates under its own written charter adopted by the Board of Directors, which are available on our website at ir.freshvinewine.com/info/.

Audit Committee

The audit committee is responsible for overseeing financial reporting and related internal controls, risk, and ethics and compliance, including but not limited to review of filings and earnings releases, selection and oversight of the independent registered public accounting firm, oversight of internal audit, interactions with management and the board, and communications with external stakeholders. Our audit committee is composed of Eric Doan and Michael D. Pruitt, with Mr. Doan serving as Chair of the committee. Our board of directors has determined that each of Messrs. Doan and Pruitt meet the definition of “independent director” under the rules of the NYSE American and under Rule 10A-3 under the Exchange Act and that each is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The compensation committee is responsible for establishing the compensation philosophy and ensuring that elements of our compensation program encourage high levels of performance among the executive officers and positions the Company for growth. The compensation committee ensures our compensation program is fair, competitive, and closely aligns the interests of our executive officers with the Company’s short and long-term business objectives. The compensation committee is responsible for determining the compensation of our officers and directors, or recommending that such compensation be approved by the full board of directors. Our Chief Executive Officer may not be present during voting or deliberations regarding the Chief Executive Officer’s compensation. The compensation committee also administers the Company’s equity incentive plans and approves all equity grants made thereunder. Our compensation committee is composed of one director, Eric Doan, who is an “independent director” under the rules of the NYSE American.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2022, Mr. Doan served as the sole member of the compensation committee. Mr. Doan has never been an executive officer or employee of ours or had a relationship requiring disclosure under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. None of our officers currently serves, or has served during the last completed year, on the compensation committee or the board of directors of any other entity that has one or more officers serving as a member of our board of directors or our compensation committee.

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

Diversity

The Nominating Committee and Governance of the Board of Directors considers and makes recommendations to the Board on all matters pertaining to the effectiveness of the Board, such as the size and composition of the Board, including the recognition of diversity characteristics and equal opportunity (which is the policy of treating directors and others without discrimination, especially on the basis of their sex, ethnicity, religion, disability, national origin, sexual orientation or identification, veteran status, race or age).

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file electronically reports of ownership and changes in ownership of such securities with the SEC. Based on review of the copies of Forms 3 and 4 (and amendments thereto, if any) filed electronically with the SEC during the year ended December 31, 2022 and Forms 5 (and amendments thereto, if any) filed electronically with the SEC with respect to such year, or written representations that no Forms 5 were required, we believe that the following is the list of our officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2022: Janelle Anderson filed a Form 4 on January 3, 2022 which was due on December 31, 2021; Nechio & Novak LLC filed a Form 4 on July 29, 2022 which was due on July 22, 2022; Janelle Anderson filed a Form 4 on August 29, 2022 which was due on August 26, 2022; James Spellmire file a Form 3 on September 13, 2022 which was due on September 12, 2022; and Janelle Anderson filed a Form 4 on September 21, 2022 which was due on September 19, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

This section provides an overview of the compensation of (i) each individual who served as our principal executive officer during 2022, (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of 2022 and who received total compensation of more than $100,000 during such year, and (iii) up to two additional individuals that would have qualified under clause (ii) above but for the fact that they were not serving as executive officers at the end of 2022. We refer to these individuals as our “named executive officers.” Our named executive officers are:

●	Rick Nechio, Interim Chief Executive Officer and President;

●	Elliot Savoie, Former Chief Financial Officer and Secretary;

●	Janelle Anderson, Former Chief Executive Officer; and

●	Ellen Scipta, Former Chief Financial Officer

Mr. Nechio continues to serve as our Interim Chief Executive Office and President. Our other named executive officers are no longer employed by us. Pursuant to an Employment Transition and Consulting Agreement with the Company, as amended, Mr. Savoie served as an employee of the Company until December 1, 2022 and is expected to serve as a consultant through March 31, 2023. Ms. Anderson’s employment with the Company terminated on June 8, 2022. Ms. Scipta’s employment with the Company terminated on June 24, 2022.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our named executive officers in respect of their service to us during fiscal years 2022 and 2021.

Name and principal Position	Year	Salary(1)		Bonus	Stock Awards(6)		Option Awards(6)		Non-equity incentive plan compensation		All other compensation		Total compensation(1)
Rick Nechio(2)	2022	$268,750		$0	$0	(7)	$0		$0		$0		$268,750
Interim Chief Executive Officer	2021	$116,667		$0	$0		$19,512	(8)	$0		$0		$136,179

Elliot Savoie(3)	2022	$178,333	(9)	$0	$0		$167,232	(10)	$0		$0		$345,565
Former Chief Financial Officer	2021	$233,083		$0	$721,556	(11)	$0		$0		$0		$954,639

Janelle Anderson(4)	2022	$125,000		$0	$0	(7)	$1,153,405	(12)	$400,000	(13)	$0		$1,678,405
Former Chief Executive Officer	2021	$150,897		$0	$382,000	(14)	$0		$400,000		$0		$932,897

Ellen Scipta(5)	2022	$53,125		$0	$330,000	(15)	$516,896	(16)	$0		$127,500	(17)	$1,027,521
Former Chief Financial Officer

(1)	Prior to the completion of our initial public offering on December 17, 2021, Rick Nechio and Elliot Savoie were employed and paid by Rabbit Hole Equity, L.L.C., a Texas limited liability company that serves as a family office that manages a portfolio of business investments held by Damian Novak and his affiliates. The amounts set forth for Messrs. Nechio and Savoie in the table above include the portion of their overall compensation from Rabbit Hole Equity, L.L.C. that was allocated to the Company. Upon completion of our initial public offering, Messrs. Nechio and Savoie became employees of the Company.

(2)	Rick Nechio served as Chief Marketing Officer through July 2021, has served as President since August 2021 and has served as interim Chief Executive Officer since June 13, 2022.

(3)	Mr. Savoie served as Chief Financial Officer and Secretary of the Company until March 31, 2021, when he began serving as Head of Corporate Development and Ventures. Mr. Savoie was appointed interim Chief Financial Officer on June 30, 2022 and served in that capacity until August 31, 2022. Pursuant to an Employment Transition and Consulting Agreement with the Company, as amended, Mr. Savoie continued to serve as an employee of the Company until December 1, 2022 and is expected to serve as a consultant through March 31, 2023.

(4)	Janelle Anderson commenced employment with the Company as Chief Marketing Officer on August 1, 2021 and was appointed as Chief Executive Officer on September 17, 2021. Ms. Anderson’s employment with the Company terminated on June 8, 2022. Pursuant to a Consulting Agreement with the Company, Ms. Anderson is expected to serve as a consultant to the Company until July 27, 2023.

(5)	Ellen Scipta commenced employment with the Company and was appointed Chief Financial Officer effective March 30, 2022. Ms. Scipta’s employment with the Company terminated on June 24, 2022.

(6)	These amounts represent compensation expense recognized for financial statement purposes under ASC Topic 718. For a discussion of the assumptions relating to our valuations of these stock awards and stock options, please see Note 9 to the interim financial statements included in this prospectus. These amounts reflect our accounting expense for these stock awards and stock options and do not correspond to the actual value that may be recognized by the named executive officer.

(7)	Excludes the grant date fair value of 10,000 restricted stock units granted on March 2, 2022 in connection with service on our board of directors.

(8)	Reflects the grant date fair value of options granted on November 30, 2021.

(9)	Includes compensation earned by Mr. Savoie during 2022 as a Company consultant from and after December 1, 2022.

(10)	Reflects the grant date fair value of a 69,892 share stock option granted on September 1, 2022.

(11)	Reflects the grant date fair value of 125,926 restricted stock units granted on December 17, 2021.

(12)	Reflects the grant date fair value of a 427,001 share stock option granted on March 11, 2022.

(13)	Includes non-equity incentive plan compensation earned in 2022 and paid in 2023.

(14)	Reflects the grant date fair value of Class F Units of Fresh Grapes, LLC granted to Ms. Anderson on August 1, 2021, which converted into 67,676 upon the Company’s conversion to a corporation in December 2021.

(15)	Reflects the grant date fair value of 100,000 restricted stock units granted on March 30, 2022.

(16)	Reflects the grant date fair value of a 200,000 share stock option granted on March 30, 2022.

(17)	Reflects cash severance payments made to Ms. Scipta under a Separation Agreement entered into following the termination of her employment in June 2022.

Narrative Disclosure to Summary Compensation Table

Rich Nechio and Elliot Savoie were employed by us during 2022 and 2021 pursuant to unwritten employment arrangements pursuant to which each received a base salary, which is subject to adjustment, from time to time, at the discretion of our board of directors. Upon our initial public offering in December of 2021, Messrs. Nechio and Savoie each began receiving annual base salaries of $300,000. On February 1, 2022, Mr. Savoie’s annual base salary was reduced to $220,000. Effective October 15, 2022, Mr. Nechio’s annual base salary was reduced to $150,000. Messrs. Nechio and Savoie did not receive bonus payments for 2022 or 2021. Mr. Nechio continues to be employed by us pursuant to his unwritten employment arrangement.

Effective December 17, 2021, the Company granted 125,926 restricted stock units (“RSUs”) to Elliot Savoie under the Company’s 2021 Equity Incentive Plan. Each RSU represented the right to receive one share of Common Stock from the Company upon vesting, with vesting occurring on June 11, 2022 (180 days after the date of the final prospectus for our initial public offering).

Mr. Savoie served as Chief Financial Officer from October 2019 until March 31, 2022, as Head of Corporate Development and Ventures until June 30, 2022, and then as interim Chief Financial Officer from June 30, 2022 until August 1, 2022. Effective September 1, 2022, the Company entered into an Employment Transition and Consulting Agreement with Mr. Savoie (the “Transition Agreement”) pursuant to which he remained employed by the Company through November 30, 2022 in order to provide for an orderly transition of his roles and responsibilities within the Company. During such period of employment, Mr. Savoie received an annualized salary of $100,000. The Transition Agreement further provided for the Company’s engagement of Mr. Savoie as a consultant for a nine month period commencing December 1, 2022 and expiring August 31, 2023, during which time the Company agreed to pay Mr. Savoie a $5,000 monthly consulting fee. On the September 1, 2022 effective date of the Transition Agreement, the Company granted Mr. Savoie a stock option to purchase 69,892 shares of common stock at a per share exercise price equal to $3.04 (the fair market value of the Company’s common stock on the date of grant). The stock option vested with respect to 3,584 shares on the last calendar day of September, October and November of 2022, and the balance of the stock option vests in monthly installments as nearly equal as possible (approximately 6,571 shares each) on the last calendar day of each month from December 2022 through August 2023. On March 20, 2023, the Company and Mr. Savoie entered into an Amendment to the Transition Agreement (the “Amendment”) pursuant to which the parties agreed that the consulting period (and the Company’s obligation to make monthly consulting payments) would terminate on March 31, 2023. In exchange for accelerating the expiration of the consulting period, the Company agreed to forgive Mr. Savoie’s obligation to pay approximately $101,000 owed by him to the Company, which the parties previously agreed would be payable on or prior to March 1, 2024.

Effective August 31, 2022, James Spellmire was appointed to serve as Chief Financial Officer and Secretary of the Company. Under the terms of his engagement, the Company is paying an hourly wage of $290 to Mr. Spellmire.

Janelle Anderson commenced employment with the Company as Chief Marketing Officer on August 1, 2021 and was appointed as Chief Executive Officer on September 1, 2021. Pursuant to her employment agreement, which is described below, the Company paid Ms. Anderson an annual base salary of $400,000 from August 1, 2021 until September 17, 2021, and a base salary of $300,000 for the remainder of 2021. In each of January 2022 and 2023, the Company also paid Ms. Anderson $400,000 for achieving all performance objectives under the annual incentive cash bonus plan set forth in her employment agreement, which objectives related to increases in the number of points of distribution to which the Company sells its wine. Ms. Anderson’s employment agreement contemplated that the Company would, on the initial closing date of its initial public offering, grant her an option to purchase 427,001 shares of common stock that is exercisable at the initial public offering price; however such stock option was not granted at the time of the initial public offering because the vesting criteria had not been established. As a result, the fair value of the option is not reflected in the Summary Compensation Table. On March 11, 2022, the Company granted Ms. Anderson a stock option to purchase up to 427,001 shares of common stock, which option had an exercise price equal to $3.47 per share (which is the closing price of the Company’s common stock on the date of grant) and was scheduled to vest in three instalments in amounts as nearly equal as possible on the six month, one year and two year anniversaries of the date of grant subject to her continuing to be employed by the Company through the applicable vesting date. The stock option granted on March 11, 2022 was in lieu of (and not in addition to) the stock option contemplated by Ms. Anderson’s employment agreement. Ms. Anderson’s employment with the Company terminated on June 8, 2022, and the entire 427,001 share stock option terminated unvested. See also “Item 3. – Legal Proceedings – Janelle Anderson Lawsuit and Settlement.”

Ellen Scipta commenced employment with the Company and was appointed Chief Financial Officer effective March 30, 2022. Pursuant to her employment agreement, which is described below, the Company paid Ms. Scipta an annual base salary of $255,000. Upon commencement of her employment on March 30, 2022, Ms. Scipta was granted (i) a 100,000 share restricted stock award, which was subject to transfer and forfeiture restrictions, one-third of which lapsed on the date of grant, and one-third of which was schedule to lapse on each of the one-year and two-year anniversary of the date of grant, and (ii) a 200,000 share stock option award, one-third of which vested on the date of grant, and one-third of which was scheduled to vest on each of the one-year and two-year anniversary of the date of grant. The stock option had an exercise price equal to $3.30 (the fair market value of the Company’s common stock on the date of grant).

Ms. Scipta’s resigned and her employment with the Company terminated on June 24, 2022. In connection with the termination of her employment, the Company entered into a Separation Agreement and Release with Ms. Scipta (the “Release”) pursuant to which, among other things, the Company agreed to provide Ms. Scipta with certain separation benefits, including a cash payment equal to six months of her base salary and a prorated portion of her target annual incentive bonus for 2022 (based upon the number of days that she was employed by the Company during 2022), and reimbursement of fees incurred by Ms. Scipta for third-party outplacement organization services.

Employment Agreements

Janelle Anderson Employment Agreement

Effective August 1, 2021, the Company entered into an employment agreement with Janelle Anderson pursuant to which Ms. Anderson initially served as Chief Marketing Officer and was paid an annualized base salary of $400,000. This agreement was amended and restated effective September 1, 2021, at which time Ms. Anderson was appointed as Chief Executive Officer, and further amended and restated effective September 17, 2021, at which time her annualized base salary was reduced to $300,000. The agreement, as further amended and restated, provided that during the period from September 17, 2021 through December 31, 2021, and during each calendar year thereafter while she was employed under the agreement (each a “performance period”), Ms. Anderson would be eligible to receive a $100,000 incentive cash bonus each time that the number of points of distribution to which the Company sells its wine is increased by 100 over the number of points of distribution to which the Company sells its wine at the commencement of the applicable performance period, up to a maximum of $400,000 per performance period. For such purposes, “points of distribution” included on-premise outlets (e.g., bars, restaurants, arenas and similar venues) and off-premise outlets (e.g., grocery, liquor and convenient stores and similar outlets). Ms. Anderson was eligible to receive additional discretionary bonuses based upon her performance on behalf of the Company and/or the Company’s performance in such amounts, in such manner and at such times as determined by the board of directors. Ms. Anderson was also eligible to participate in the standard benefits which the Company generally provided to its full-time employees under its applicable plans and policies.

Upon commencement of her employment, Ms. Anderson was granted units representing a 0.75% equity interest in the Company, calculated as of August 1, 2021 (the effective date of the employment agreement), which converted into 67,676 shares of the Company’s common stock upon the Company conversion to a corporation in December 2021 (the “LLC Conversion”). Ms. Anderson was entitled to receive an additional 33,838 shares of common stock (representing a 0.3725% equity interest in the Company, calculated as of August 1, 2021) upon each of two milestone events, provided that she remained employed by the Company on the date on which the applicable milestone event is achieved. The first milestone was to be satisfied upon the Company achieving a market capitalization of at least $225 million, and the second milestone was to be satisfied upon the later to occur of the Company achieving a market capitalization of at least $300 million and the Company’s completion of a secondary underwritten public offering of its common stock pursuant to an effective registration statement under the Securities Act.

Under her employment agreement, if Ms. Anderson’s employment was terminated by the Company for any reason other than Cause (as defined in the employment agreement), or Ms. Anderson resigned as an employee of the Company for Good Reason (as defined in the employment agreement), so long as she signed and did not revoke a release agreement, she would have been entitled to receive severance in the form of continued base salary payments over a period of six months. In addition, if Ms. Anderson’s employment was terminated by the Company (or its successor) for a reason other than for Cause or as a result of her death or disability, or she voluntarily terminated her employment for Good Reason, in either case within twelve months following the occurrence of a Change in Control (as defined in the employment agreement) or within 90 days prior to a Change in Control, the vesting of all outstanding unvested equity-based incentive awards would have accelerated. The employment agreement included a provision allowing the Company to reduce the payment to which Ms. Anderson would have been entitled upon a Change-in-Control transaction to the extent needed for her to avoid paying an excise tax under Internal Revenue Code Section 280G, unless she would have been better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

Ms. Anderson’s employment agreement provided that the Company would, on the initial closing date of its initial public offering, grant her an option to purchase 427,001 shares of common stock that is exercisable at the initial public offering price; however such stock option was not granted at the time of the initial public offering because the vesting criteria had not been established. In lieu of such stock option, on March 11, 2022, the Company granted Ms. Anderson a stock option to purchase up to 427,001 shares of common stock at an exercise price equal to $3.47 per share (which is the closing price of the Company’s common stock on the date of grant) and was scheduled to vest in three installments in amounts as nearly equal as possible on the six month, one year and two year anniversaries of the date of grant subject to her continuing to be employed by the Company through the applicable vesting date. The stock option terminated upon the termination of her employment with the Company.

Ms. Anderson’s employment agreement contained customary confidentiality and intellectual property covenants and a non-competition restriction that provided, among other things, that Ms. Anderson would not engage in a competitive business or solicit our employees or consultants for a period of one year after termination of employment. For such purpose, “competitive” business means a business primarily engaged in the development, production, marketing and/or sale of wine varietals and brands that are primarily marketed to consumers as embodying a connection to health, wellness and/or an active lifestyle.

Ms. Anderson’s employment with the Company terminated on June 8, 2022.

Ellen Scipta Employment Agreement

On March 24, 2022, the Company entered into an employment agreement with Ellen Scipta pursuant to which she commenced employment with the Company on March 30, 2022 and was appointed as the Company’s Chief Financial Officer on March 31, 2021. Under her employment agreement, which was for an indefinite term, Ms. Scipta was entitled to receive annual base salary of $255,000 and was eligible to receive an annual cash bonus commencing in 2022, the target amount of which was to be equal to 65% of her base salary. The Company agreed that the actual cash bonus for 2022 would be at least $50,000. Ms. Scipta was also eligible to receive additional discretionary bonuses based upon her performance on behalf of the Company and/or the Company’s performance in such amounts, in such manner and at such times as may be determined by the board of directors or a committee thereof.

While employed by the Company, and commencing in 2023, the Company agreed to make annual grants to Ms. Scipta of (i) restricted stock unit awards having a value equal to 35% of her base salary (as determined in good faith by the Company’s board of directors or a committee thereof), which would vest one-third annually commencing on the first anniversary of the date of grant, and (ii) stock options, exercisable at fair market value on the grant date, having a value equal to 70% of her base salary (as determined in good faith by the Company’s board of directors or a committee thereof), which would vest one-third annually commencing on the first anniversary of the date of grant and the per share exercise price for such Stock Option would be equal to the closing price as of the date of grant. Ms. Scipta was also eligible to receive annual and periodic equity-based compensation awards, with the amount of such awards granted and the terms and conditions thereof to be determined from time to time by and in the sole discretion of the Company’s board of directors or a committee thereof, and she was eligible to participate in the standard benefits which the Company generally provides to its full-time employees under its applicable plans and policies.

Upon commencement of her employment on March 30, 2022, Ms. Scipta was granted (i) a 100,000 share restricted stock award, which was subject to transfer and forfeiture restrictions, one-third of which lapsed on the date of grant, and one-third of which was scheduled to lapse on each of the one-year and two-year anniversary of the date of grant, and (ii) a 200,000 share stock option award, one-third of which vested on the date of grant, and one-third of which was scheduled to lapse on each of the one-year and two-year anniversary of the date of grant. The stock option had an exercise price equal to $3.30 (the fair market value of the Company’s common stock on the date of grant). Upon the termination of Ms. Scipta’s employment with the Company, the unvested portion of her restricted stock award was forfeited and her stock option terminated.

Under her employment agreement, if Ms. Scipta’s employment was terminated by the Company for any reason other than Cause (as defined in the employment agreement), or Ms. Scipta resigned as an employee of the Company for Good Reason (as defined in the employment agreement), so long as she signed and did not revoke a release agreement, she would be entitled to receive severance in the form of continued base salary and bonus payments over a period of six months. In addition, if Ms. Scipta’s employment was terminated by the Company (or its successor) for a reason other than for Cause or as a result of her death or disability, or she voluntarily terminates her employment for Good Reason, in either case within twelve months following the occurrence of a Change in Control (as defined in the employment agreement) or within 90 days prior to a Change in Control, the vesting of all outstanding unvested equity-based incentive awards would accelerate. The employment agreement included a provision allowing the Company to reduce the payment to which Ms. Scipta would be entitled upon a Change-in-Control transaction to the extent needed for her to avoid paying an excise tax under Internal Revenue Code Section 280G, unless she would be better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

Ms. Scipta’s employment agreement contained customary confidentiality and intellectual property covenants and a non-competition restriction that provides, among other things, that Ms. Scipta will not engage in a competitive business or solicit our employees or consultants for a period of one year after termination of employment. For such purpose, “competitive” business means a business primarily engaged in the development, production, marketing and/or sale of wine varietals and brands that are primarily marketed to consumers as embodying a connection to health, wellness and/or an active lifestyle in the United States and in any other country or U.S. territory in which the Company does business during the term of Ms. Scipta’s employment with the Company.

Ms. Scipta’s resigned and her employment with the Company terminated on June 24, 2022.

Fresh Vine Wine, Inc. 2021 Equity Incentive Plan

We have adopted our 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the granting of stock-based awards to purchase up to 1,800,000 shares of our common stock. Under the 2021 Plan, our board of directors or a committee of one or more non-employee directors designated by our board will administer the 2021 Plan and will have the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2021 Plan. Awards may be made to our employees, directors and consultants. The types of awards that may be granted under the 2021 Plan will include incentive and non-qualified stock options, restricted and unrestricted stock, restricted and unrestricted stock units, stock appreciation rights, performance units and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the board of directors or committee in their sole discretion.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2022:

	Options					Restricted Stock Units
	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value Of Units of Stock That Have Not Vested
Rick Nechio	11/30/2021	—	375,001	$10.00	11/30/2031	—	—
Elliot Savoie	9/1/2022	—	—	$3.04	9/1/2032	—	—
Janelle Anderson	N/A	—	—	N/A	N/A	—	—
Ellen Scipta	N/A	—	—	N/A	N/A	—	—

DIRECTOR COMPENSATION

Prior to our December 2021 initial public offering, our directors did not receive compensation for serving as members of our board of directors. Effective March 2, 2022, we granted 10,000 restricted stock units (“RSUs”) under the Company’s 2021 Equity Incentive Plan to each of our seven directors serving at such time as compensation for their services as directors of the Company during 2022. Each RSU represented the right to receive one share of Common Stock from the Company upon vesting, with vesting occurring on June 18, 2022. In accordance with the Company’s bylaws, our board of directors adopted resolutions reducing the number of seats on the board of directors from seven to six, which reduction took effect in conjunction with the election of directors at our November 4, 2022 annual stockholders’ meeting. The board of directors (or a compensation committee thereof) will periodically reevaluate the form and amount of director compensation and make adjustments that it deems to be appropriate. We will also reimburse our directors for reasonable expenses incurred in the performance of the directors’ services to us upon submission of invoices and receipts for such expenses.

The Company has adopted a new director compensation program commencing in 2023. Under this program, the Company will pay quarterly cash compensation of $5,000 to each non-employee member of our board of directors, which shall be paid in quarterly installments in arrears on the last day of each calendar quarter (or, if not a business day, then the next business day), prorated for partial quarterly periods as appropriate (the “Director Fees”). In addition, on April 1, 2023 (or as soon as is administratively possible thereafter), each non-employee member of the board of directors will receive a grant of 20,000 shares of restricted stock. The restricted stock will be vested with respect to 5,000 shares on the grant date, and will vest with respect to 5,000 shares on each of July 1, 2023, October 1, 2023 and January 1, 2024, subject to the directors’ continuing to serve as a director through the applicable vesting date.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Damian Novak	—	40,800	40,800
Rick Nechio	—	40,800	40,800
Eric Doan	—	40,800	40,800
Michael Pruitt	—	40,800	40,800
Brad Yacullo	—	40,800	40,800
David Yacullo	—	40,800	40,800
Janelle Anderson(2)	—	40,800	40,800

(1)	The amounts reported represent compensation expense recognized for financial statement purposes under ASC Topic 718. In the case of each of our directors, the stock award (in the form of an RSU) was granted on March 2, 2022. For a discussion of the assumptions relating to our valuations of stock awards and stock options, please see Note 9 to the interim financial statements included in this prospectus. These costs reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the directors.

(2)	Ms. Anderson’s ceased serving as a director on November 4, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain Fresh Vine Wine, Inc.’s 2021 Equity Incentive Plan (the “2021 Plan”), which, as of December 31 is approved to grant up to an aggregate of 1,800,000 shares of our common stock. The purpose of the 2021 Plan is to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, certain key consultants and directors of the Company. Incentives may consist of opportunities to purchase or receive shares of our common stock or other incentive awards. At December 31, 2022, no shares were reserved for issuance pursuant to outstanding incentive grants, and 1,422,223 shares remained available for issuance pursuant to future grants. The 2021 Plan was approved by Fresh Vine Wine, Inc.’s stockholders.

Effective November 30, 2021, we entered into stock option agreements (the “Founders’ Option Agreements”) with four of our co-founders, Damian Novak, Rick Nechio, Nina Dobrev and Julianne Hough. In connection with these agreements, we established a founders’ option pool comprised of 1,500,004 shares of our common stock (the “Founders’ Option Pool”). Under the agreements, each co-founder was granted a ten-year option to purchase 25% of the shares comprising the Founders’ Option Pool. The options will be exercisable, subject to the satisfaction of vesting conditions, at a price per share equal to $10.00, which was the initial public offering price of our common stock in our initial public offering. Effective February 20, 2023, Damian Novak resigned as Executive Chairman of the Company and removed himself from his management duties with the Company. Upon his resignation as a director of the Company, the 375,001 share option granted to Mr. Novak pursuant to his Founder Option Agreement, none of which was vested, terminated.

The following table sets forth certain information as of December 31, 2022 with respect to the 2021 Plan and the Founders’ Option Agreements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity Compensation Plans Approved by Security Holders:
2021 Equity Incentive Plan Total	377,777	$0.00	1,422,223
Equity Compensation Plans Not Approved by Security Holders:
Founders’ Option Agreements	1,500,004	10.00	—
Total	1,877,781	$9.75	1,422,223

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2023 for (a) each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding shares of common stock, (b) each member of our board of directors, (c) each of our “named executive officers,” as identified in the summary compensation table included in Item 11 – Executive Compensation under the caption “Summary Compensation Table,” and (d) all of our directors and executive officers as a group.

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

The percentage of beneficial ownership shown in the table is based on 15,876,227 shares of common stock outstanding as of March 31, 2023.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Fresh Vine Wine, Inc., 11500 Wayzata Blvd., #1147, Minnetonka, MN 55305.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Directors and Executive Officers:
Rick Nechio	1,573,472		9.91%
James Spellmire	0		—
Eric Doan	10,000	(12)	*
Michael D. Pruitt	10,000	(12)	*
Michelle Hawkins Whetstone	619,343	(1)(12)	3.90%
Brad Yacullo	10,000	(12)	*
David Yacullo	10,000	(12)	*
All Directors and Executive Officers as a group (7 people):	2,232,815		14.06%

Other Named Executive Officer(s):
Elliot Savoie (2)	169,533	(3)	1.06%
Janelle Anderson (4)	521,676		3.29%
Ellen Scipta (5)	33,334	(6)	*

Other 5% Stockholders:
CSS, LLC	2,033,289	(7)	12.04%
Damian Novak	1,837,672	(8)	11.57%
Nina Dobrev	1,450,622	(9)	9.14%
Julianne Hough	1,207,574	(10)	7.61%
Tribe of Five, LLC (11)	988,938		6.23%

*	Less than 1%

(1)	Consists of shares held by Ms. Whetstone’s spouse, Jamey Whetstone.

(2)	Mr. Savoie ceased to serve as an executive officer of the Company effective August 31, 2022.

(3)	Includes 43,607 shares issuable upon the exercise of stock options that are scheduled to vest in the next 60 days.

(4)	Ms. Anderson’s employment with the Company terminated on June 8, 2022 and she ceased her service as a director on November 4, 2022.

(5)	Ms. Scipta’s employment with the Company terminated on June 24, 2022.

(6)	Based solely on a Form 3 filed with the SEC on April 11, 2022.

(7)

Based solely on a Schedule G filed by CSS, LLC on March 28, 2023. Includes 1,023,193 shares of common stock and warrants to purchase 1,010,096 shares of common stock that are currently exercisable. The address of CSS, LLC is 175 W. Jackson Blvd, Suite 440, Chicago, IL 60604.

(8)	Includes 1,000,000 shares that have been pledged as security for a loan.

(9)	Consists of shares held by the Nina Dobrev Trust dated September 17, 2018, of which Nina Dobrev serves as trustee. Ms. Dobrev has sole voting and dispositive power with respect to the shares held by the Nina Dobrev Trust.

(10)	Consists of shares held by Jaybird Investments, LLC, a limited liability company wholly-owned by Julianne Hough. Ms. Hough has sole voting and dispositive power with respect to the shares held by Jaybird Investments, LLC.

(11)	Trent Broin may be deemed to have voting and dispositive power with respect to the shares held by Tribe of Five, LLC. The address of Tribe of Five, LLC is 11900 West Olympic Blvd., Suite 450, Los Angeles, CA 90064.

(12)	Excludes 20,000 shares of restricted stock that are scheduled to be granted to each of our non-employee directors on or about April 1, 2023 under the Company’s 2023 director compensation program. See “Item 11 – Executive Compensation - Director Compensation.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions Policy

We have adopted a policy with respect to the review, approval and ratification of related party transactions. Under the policy, our audit committee is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, our audit committee will consider the relevant facts and circumstances to decide whether to approve such transactions.

Transactions with Related Persons

In addition to the compensation arrangements discussed in Item 11 (“Executive Compensation”), the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●	any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals had or will have a direct or indirect material interest.

Description of Founder Related Party Payables

Since the Company’s inception in May 2019, Damian Novak, our former Executive Chairman and co-founder, and affiliates of Mr. Novak have incurred expenses on our behalf or advanced funds to us from time to time as needed to satisfy our working capital requirements and expenses. The reimbursable expenses and advances were reflected as related party payables on our balance sheet and were not evidenced promissory notes or other written documentation. We used a portion of the proceeds from our initial public offering to repay approximately $2.0 million, representing the entire outstanding amount of these related party payables, net of related party receivables that Mr. Novak and his affiliates owed to us at that time.

Arrangement with Rabbit Hole Equity, L.L.C.

Through October 31, 2022, our principal executive offices located in Minneapolis, Minnesota were leased by Rabbit Hole Equity, L.L.C., a Texas limited liability company that serves as a family office that manages a portfolio of business investments held by Damian Novak and his affiliates (“Rabbit Hole Equity”), and a portion of Rabbit Hole Equity’s lease payments were allocated to the Company. Effective November 1, 2022, we terminated this lease arrangement.

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

Effective November 12, 2021, we entered into amendments to the license agreements. As amended, the license agreements provide that payment of the annual license fees to Ms. Dobrev and Ms. Hough would commence on the initial closing date of our December 2021 initial public offering. In addition, the amendments provide that each of Ms. Dobrev and Ms. Hough have the right to terminate her agreement if as of the end of calendar year 2023, we have not achieved at least $5.0 million in EBITDA in either fiscal 2022 or fiscal 2023. In connection with entering into the amendments, Nechio & Novak, LLC assigned and transferred to each of Ms. Dobrev and Ms. Hough (or their designees) 20,702 additional units representing membership interests in Fresh Grapes, LLC, which represent 128,217 shares each on a post-LLC Conversion basis. Pursuant to the amendments, we have agreed to indemnify and reimburse the licensees for any United States federal and state income taxes that may become be due and payable by them solely as a result of the assignment and transfer of the additional units, and to gross-up such payments for income taxes resulting from the indemnification payments. We have agreed to satisfy the licensors’ claims for indemnification and reimbursement no later than thirty (30) days following the filing of their applicable tax return. During the term of the license agreements, as amended, we have granted observer rights to each Ms. Dobrev and Ms. Hough pursuant to which each will be entitled, among other things, to attend all meetings, excluding committee meetings and executive sessions of independent directors, of our Board of Directors in a non-voting, observer capacity, subject to certain exceptions.

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

All portions of the options that have not vested prior to the expiration of the Performance Period and all of co-founders’ rights to and under such non-vested portions of the options will terminate upon such expiration. In addition, if, prior to any vesting date, a co-founder ceases to provide services to the Company either as a member of our board of directors a Company employee (with respect to Messrs. Novak and Nechio) or a Company ambassador and licensor under such co-founder’s license agreement with the Company (with respect to Ms. Dobrev and Ms. Hough), that portion of such co-founder’s option scheduled to vest on such vesting date, and all portions of such option scheduled to vest in the future, will not vest and all of such co-founder’s rights to and under such non-vested portions will terminate. Upon his resignation as a director of the Company, the 375,001 share option granted to Mr. Novak pursuant to his Founder Option Agreement, none of which was vested, terminated.

Service Agreement with Appellation Brands, LLC

In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a limited liability company of which Nechio & Novak, LLC was the majority member. Nechio & Novak, LLC is a limited liability company of which Damian Novak and Rick Nechio were co-founders and collectively the majority members. Under the service agreement, the Company provided representation and distribution services. We provided access to new markets and retail and wholesale customers to Appellation Brands, LLC. In exchange for these services, we earned management fees of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. The term of the agreement was one year and automatically renewed for additional one-year periods until terminated by either party with thirty days prior written notice. As of December 31, 2021, the Company had recognized $153,075 in service revenue related to this agreement. For the year ended December 31, 2022, the Company recognized $297,224 in service revenue related to this agreement. In September 2022, the Company entered into a new distribution agreement with Appellation Brands, LLC, to purchase approximately $195,000 of wine inventory and sell directly to our customers. Sales associated with the new agreement were recorded within wholesale revenue beginning September 1, 2022, and total sales for the four months ended December 31, 2022 associated with the new agreement was approximately $26,000.

Consulting Services Agreement with FELCS, LLC

On January 1, 2022, we entered into a consulting services agreement with FELCS, LLC, a limited liability company owned by Damian Novak, to provide consulting and advisory services to us, including, among other things, assisting in and advising on the development of our marketing plans, materials and objectives, assisting in the development and implementation of our growth strategies and processes, and advising on our systems, policies and procedures. As compensation for such services, we pay FELCS, LLC a $25,000 monthly consulting fee. The consulting services agreement has an initial term of one year and was to be automatically renewed for additional one year periods unless either party gave the other written notice of non-renewal at least 30 days prior to the end of the then current term, and could be terminated by either party upon 30 days prior written notice. For the year ended December 31, 2022, the Company recognized $275,000 in total expense related to this agreement. This consulting agreement was terminated at the end of November 2022.

Director and Officer Indemnification Agreements

We have entered into indemnification agreements (the “Indemnification Agreements”) with each of our current and former officers and directors. The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Company’s bylaws (the “Bylaws”) and generally provide that the Company shall indemnify the indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.

Founder Vendor-related Share Forfeitures

In December 2022, Rick Nechio and Damian Novak, who are officers, directors and two of the Company’s founders, together agreed to forfeit and transfer back to the Company without consideration 970,000 shares of common stock of the Company held by them, to enable the Company to preserve cash by issuing such number of shares to certain of the Company’s service providing vendors without subjecting the Company’s other stockholders to dilution therefrom.

Founder Anderson Consulting-related Forfeitures

In conjunction with entering into the Settlement Agreement with Janelle Anderson, Rick Nechio and Damian Novak entered into Agreements to Forfeit Shares of Common Stock (the “Forfeiture Agreements”) pursuant to which each agreed to forfeit and transfer back to the Company without consideration 250,000 shares of common stock of the Company held by them (a total of 500,000 shares), to enable the Company to issue the Anderson Consulting Shares to Ms. Anderson without subjecting the Company’s other stockholders to dilution therefrom (the “Anderson Consulting-related Forfeitures”). The Anderson Consulting-related Forfeitures became effective in connection with the closing of the Settlement Agreement in February 2023. See “Item 3 - Legal Proceedings – Janelle Anderson Lawsuit and Settlement.”

Consulting Agreement with Whetstone Consulting

Effective February 20, 2023, the Company’s board of directors elected Michelle Hawkins Whetstone as a director of the Company. Ms. Whetstone is the spouse of Jamey Whetstone, the Company’s winemaker. On June 12, 2019, we entered into a consulting agreement with Whetstone Consulting, through which our winemaker, Jamey Whetstone, does business, which agreement was subsequently amended on May 15, 2020, as amended and restated on March 16, 2021 and further amended and restated on April 13, 2022 (the “Whetstone Consulting Agreement”). See “Item 1 – Business — Consulting Agreement with Whetstone Consulting” for a description of the Whetstone Consulting Agreement.

Stock-based Vendor Compensation Arrangements

In December 2022, we entered into agreements with certain of our vendors pursuant to which we agreed to issue a total of 970,000 shares of our common stock to such vendors as soon as practicable after the dates of the agreements. Pursuant to the agreements with certain of such vendors, we have agreed to issue up to an additional 1,030,000 shares of common stock upon our achieving specified revenue-related performance objectives within identified timeframes, as outlined below. Of such 1,030,000 shares, (i) 50,000 shares would be issued upon our Company recognizing an aggregate of $4 million in total revenue from and after October 25, 2022, (ii) a total of 730,000 shares would be issued upon our Company recognizing an aggregate of $10 million in total revenue during the two year period expiring in December 2024, and (iii) an additional 250,000 shares would be issued upon our Company recognizing an aggregate of $15 million in total revenue during the three year period expiring in December 2025.

On December 15, 2022, we entered into a Consulting Agreement with Tribe of Five, LLC (“Tribe of Five”) pursuant to which Tribe of Five has agreed to advise us with respect to our sales, marketing and distribution efforts, including assisting with managing our relationships with certain of our third party vendors, for an initial term of three years. As compensation, we agreed to issue 120,000 shares of our common stock to Tribe of Five as soon as practicable after entry into the Consulting Agreement, and have agreed to issue an additional 180,000 shares of our common stock to Tribe of Five upon our recognizing an aggregate of $10 million in total revenue during the first two years of the term of the Consulting Agreement. The shares issued and issuable to Tribe of Five under the Consulting Agreement comprise a portion of the shares issued or issuable to our vendors, as described in the immediately preceding paragraph.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

 The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2022 and December 31, 2021, by Wipfli LLP, independent registered public accountants, our principal accountants.

	2022	2021
Audit Fees (1)	$165,000	$165,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
	$165,000	$165,000

(1)	Audit Fees were principally for services rendered for the audit of our financial statements, reviews of our interim financial statements, the issuance of accountant consents, and services that are normally provided by Wipfli LLP in connection with the financial statement audit. Audit Fees for 2021 also included fees for the review of our registration statement on Form S-1 for our initial public offering, and for the issuance of comfort letters.

(2)	Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

●	Report of independent registered public accounting firm

●	Balance sheets as of December 31, 2022 and 2021

●	Statements of operations for the years ended December 31, 2022 and 2021

●	Statements of changes in stockholders’ equity/(deficit) for the years ended December 31, 2022 and 2021

●	Statements of cash flows for the years ended December 31, 2022 and 2021

●	Notes to financial statements

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

Dated: March 31, 2023

FRESH VINE WINE, INC

By:	/s/ James Spellmire
James Spellmire Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Rick Nechio and James Spellmire, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstituting, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title

/s/ Rick Nechio	Interim Chief Executive Officer	March 31, 2023
Rick Nechio	(Principal executive officer)

/s/ James Spellmire	Chief Financial Officer	March 31, 2023
James Spellmire	(Principal financial and accounting officer) and Secretary

/s/ Eric Doan	Director	March 31, 2023
Eric Doan

/s/ Michael Pruitt	Director	March 31, 2023
Michael Pruitt

/s/ Michelle Hawkins Whetstone	Director	March 31, 2023
Michelle Hawkins Whetstone

/s/ Brad Yacullo	Director	March 31, 2023
Brad Yacullo

/s/ David Yacullo	Director	March 31, 2023
David Yacullo

EXHIBIT INDEX

FRESH VINE WINE, INC.

FORM 10-K

Exhibit Number	Description
3.1	Plan of Conversion (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 2022)
3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)
3.3	Bylaws of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 20, 2021)
4.1	Form of specimen certificate representing shares of common stock of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 20, 2021)
4.3	Form of Common Stock Purchase Warrant issued in rights offering (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1/A-1 (File No. 333-269082) filed on January 27, 2023)
4.4	Form of Warrant Agency Agreement between Fresh Vine Wine, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1/A-1 (File No. 333-269082) filed on January 27, 2023)
4.5	Description of the Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed March 31, 2022)
10.1	Amended and Restated Consulting Agreement dated April 13, 2022 by and between Fresh Vine Wine, Inc. and Jamey Whetstone d/b/a Whetstone Consulting (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 19, 2022)
10.2†	Alternating Proprietorship Agreement dated July 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.3	Custom Winemaking and Bottling Agreement dated September 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.4	License Agreement dated March 2021 by and between Fresh Grapes, LLC and Nina Dobrev (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.5	Amendment No. 1 dated effective November 12, 2021 to License Agreement dated March 2021 by and between Fresh Grapes, LLC and Nina Dobrev (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
10.6	License Agreement dated March 2021 by and between Fresh Grapes, LLC and Jaybird Investments, LLC (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.7	Amendment No. 1 dated effective November 12, 2021 to License Agreement dated March 2021 by and between Fresh Grapes, LLC and Jaybird Investments, LLC (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
10.8	Contractor Agreement effective March 15, 2021 by and between Fresh Grapes, LLC and Tribe of Five, LLC (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.9#	Second Amended and Restated Employment Agreement effective September 17, 2021 between Fresh Grapes, LLC and Janelle Anderson (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
10.10#	Form of Founders’ Option Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
10.11#	Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 20, 2021)
10.12#	Form of Indemnification Agreement between Fresh Vine Wine, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (File No. 333-261037) filed November 29, 2021)

10.13#	Form of Restricted Stock Unit Agreement, pursuant to the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan, between Fresh Vine Wine, Inc. and each of Timothy Michaels and Elliot Savoie (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A filed November 29, 2021)
10.14	Consulting Services Agreement dated January 1, 2022 by and between Fresh Vine Wine, Inc. and FELCS, LLC (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed March 31, 2022)
10.15#	Separation Agreement and Release dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2022)
10.16#	Amendment No. 1 to Restricted Stock Unit Agreement dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2022)
10.17#	Stock Option Agreement dated as of March 11, 2022 by and between Fresh Vine Wine, Inc. and Janelle Anderson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2022)
10.18#	Form of Stock Option Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed March 31, 2022)
10.19#	Form of Employee Restricted Stock Unit Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed March 31, 2022)
10.20#	Form of Director Restricted Stock Unit Agreement granted under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed March 31, 2022)
10.21#	Form of Employee Restricted Stock Agreement under The Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 16, 2022)
10.22#	Separation Agreement and Release dated as of June 24, 2022 by and between Fresh Vine Wine, Inc. and Ellen Scipta (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2022)
10.23#	Employment Transition and Consulting Agreement dated as of September 1, 2022 by and between Fresh Vine Wine, Inc. and Elliot Savoie (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 2, 2022)
10.24	Agreement to Forfeit Shares of Common Stock dated December 15, 2022 by and between Fresh Vine Wine, Inc. and Rick Nechio (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 20, 2022)
10.25	Agreement to Forfeit Shares of Common Stock dated December 15, 2022 by and between Fresh Vine Wine, Inc. and Damian Novak (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 20, 2022)
10.26	Consulting Agreement dated effective December 15, 2022 by and between Fresh Vine Wine, Inc. and Tribe of Five, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 20, 2022)
10.27	Global Mutual Compromise, Release and Settlement Agreement dated January 27, 2023 among the Company, Janelle Anderson, Damian Novak and Rick Nechio (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 27, 2023)
10.28	Consulting Agreement dated as of January 27, 2023 by and between by and between Fresh Vine Wine, Inc. and Janelle Anderson (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 27, 2023)
10.29	Form of Agreement to Forfeit Shares of Common Stock dated January 27, 2023 by and between Fresh Vine Wine, Inc. and each of Damian Novak and Rick Nechio (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 27, 2023)
10.30	Amendment dated March 20, 2023 to Employment Transition and Consulting Agreement by and between Fresh Vine Wine, Inc. and Elliot Savoie (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2023)
10.31#*	Form of Director Restricted Stock Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan
23.1*	Consent of Wipfli LLP
24.1	Power of Attorney (included on the signature page of this report)
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Management contract or compensatory plan

†	Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

The audited financial statements for the periods ended December 31, 2022 and December 31, 2021 are included on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fresh Vine Wine, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fresh Vine Wine, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of operating losses and insufficient cash flow from operations, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2023

We have served as the Company’s auditor since 2021.

FRESH VINE WINE, INC.

BALANCE SHEETS

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$2,080,335	$16,063,941
Accounts receivable	259,317	208,160
Accounts receivable - related party	-	153,075
Receivables with recourse	-	146,314
Related party receivables-less allowances	-	376,000
Due from employees	37,733	-
Insurance recovery receivable	804,907	-
Inventories	3,696,198	159,060
Prepaid expenses and other	961,211	1,150,987
Deferred offering costs	68,286	-
Total current assets	7,907,987	18,257,537

Prepaid expenses (long-term)	678,167	991,167
Intangible assets - net	-	3,990
		-
Total Assets	$8,586,154	$19,252,694

Liabilities, and Stockholders’ Equity
Current liabilities
Accounts payable	$589,204	$416,716
Accrued compensation	420,413	416,414
Settlement payable	1,250,000	-
Accrued expenses	422,931	212,866
Accrued expenses - related party	280,000	529,617
Secured borrowings	-	171,069
Deferred revenue	10,000	13,750
Promissory note - related party	-	216,000
Related party payables	-	200,272
Total current liabilities	2,972,548	2,176,074

Total Liabilities	2,972,548	2,176,074

Stockholders’ Equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 12,732,257 and 12,200,013 shares issued and outstanding at December 31, 2022 and 2021, respectively	12,732	12,200

Preferred stock, $0.001 par value - 25,000,000 shares authorized at December 31, 2022 and 2021, 0 shares issued and outstanding	-	-
Additional paid-in capital	21,420,732	17,681,141
Accumulated deficit	(15,819,858)	(617,351)
Total Stockholder’s Equity	5,613,606	17,075,990

Total Liabilities and Stockholders’ Equity	$8,586,154	$19,252,694

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021

Wholesale revenue	$1,651,451	$772,711
Direct to consumer revenue	911,326	774,421
Related party service revenue	297,224	153,075
Total Net Revenue	2,860,001	1,700,207

Cost of revenues	2,551,009	1,135,268
Gross Profit	308,992	564,939

Selling, general and administrative expenses	11,489,804	4,793,445
Equity-based compensation	4,053,123	5,738,029
Operating Income (Loss)	(15,233,936)	(9,966,535)

Other income (expense)	31,429	908

Net Income (Loss)	$(15,202,507)	$(9,965,627)

Weighted Average Shares Outstanding
Basic	12,550,096	8,870,902
Diluted	12,550,096	8,870,902

Net Loss per Share - Basic	$(1.21)	$(1.12)
Net Loss per Share - Diluted	$(1.21)	$(1.12)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

	Member Contributions				Stockholders’ Equity				Additional
	Class F		Class W		Common Stock		Preferred Stock		Paid-In	Accumulated
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2020	950,000	$250,000	100,000	$10,000	-	$-	-	$-	$-	$(1,723,158)	$(1,463,158)

Member units issued	-	-	100,388	2,309,852	-	-	-	-	-	-	2,309,852
Equity-based compensation	464,227	6,848,871	-	-	-	-	-	-	193,325	-	7,042,196
Corporate conversion from Fresh Grapes, LLC to Fresh Vine Wine, Inc.									(11,071,434)	11,071,434	-
Corporate conversion to common stock	(1,414,227)	(7,098,871)	(200,388)	(2,319,852)	10,000,013	10,000	-	-	9,408,723	-	-
Common stock issued in initial public offering, net of underwriter commission of $1,760,000 and initial public offering costs of $1,087,273					2,200,000	2,200			19,150,527		19,152,727
Net income/(loss)	-	-	-	-	-	-	-	-	-	(9,965,627)	(9,965,627)

Balances at December 31, 2021	-	$-	-	$-	12,200,013	12,200	-	-	17,681,141	$(617,351)	$17,075,990

Equity-based compensation	-	-	-	-	532,244	532	-	-	2,506,291	-	2,506,823
Stock Forfeitures	-	-	-	-	(970,000)	(970)	-	-	970	-	-
Vendor Stock Issuance	-	-	-	-	970,000	970	-	-	1,232,300	-	1,233,300
Net income (loss)	-	-	-	-	-	-	-	-	-	(15,202,507)	(15,202,507)

Balances at December 31, 2022	-	$-	-	$-	12,732,257	$12,732	-	$-	$21,420,732	$(15,819,858)	$5,613,606

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(15,202,507)	$(9,965,627)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	3,990	472
Equity-based compensation	4,053,123	5,738,029
Changes in operating assets and liabilities
Accounts receivable	(51,157)	(195,008)
Accounts receivable - related party	153,075	(153,075)
Insurance recovery receivable	(804,907)	-
Receivables with recourse	146,314	(146,314)
Related party receivables	376,000	(303,477)
Due from employee	(37,733)	-
Inventories	(3,537,138)	5,510
Prepaid expenses and other	189,776	(765,996)
Accounts payable	172,488	347,847
Accrued compensation	3,999	416,414
Settlement payable	1,250,000	-
Accrued expenses	210,065	212,866
Accrued expenses - related parties	(249,617)	529,617
Deferred revenue	(3,750)	13,750
Related party payables	(200,272)	(1,524,950)
Net cash provided by (used in) operating activities	(13,528,251)	(5,789,942)

Cash Flows from Investing Activities
Purchase of intangible assets	-	(250)
Net cash provided by (used in) investing activities	-	(250)

Cash Flows from Financing Activities
Proceeds from promissory note - related party	-	432,000
Payments of related party notes payable	(216,000)	(216,000)
Payments of outstanding secured borrowings	(171,069)	171,069
Proceeds from issuance of common stock	-	2,309,852
Payments for deferred offering costs	(68,286)	-
Proceeds from initial public offering, net of offering costs	-	19,152,727
Net cash provided by (used in) financing activities	(455,355)	21,849,648

Net Increase (Decrease) in Cash	(13,983,606)	16,059,456

Cash - Beginning of Year	16,063,941	4,485

Cash - End of Year	$2,080,335	$16,063,941

	2022	2021
Supplemental disclosure of non-cash activities:
Issuance of units for prepaid marketing services	$-	$1,565,000

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

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

Liquidity, Going Concern, and Management Plan

Although the Company’s revenue generated during the period ended December 31, 2022 represents a 168% increase over the period ended December 31, 2021, historically the Company’s operating expenses have significantly exceeded its revenues. Since the Company’s IPO, significant cash outflows were required to ensure the Company has sufficient inventory to support forecasted demand as well as to mitigate supply chain risks. The Company has incurred additional expenses to invest in sales and marketing activities to position the Company for future growth.

The Company currently holds no debt and intends to seek debt or equity financing in the near term to sustain existing operations. If adequate financing is not available, the Company may be forced to curtail near-term growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive. See Note 14 for details of the March 2023 Rights Offering.

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

In an effort to preserve capital, the Company’s leadership team has already deferred certain investments in additional inventory, curtailed its sales and marketing efforts and staffing, and taken other measures to reduce expenses and business operations. Collectively, these cost reduction efforts have reduced the Company’s budgeted cash requirements preserved capital for our highest priority expenses and investments and provided additional runway for the growth strategy to gain traction in the market.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2022 and 2021 there was no allowance for doubtful accounts.

The Company previously factored outstanding accounts receivable, with full recourse, at a percentage of face value.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2022 and 2021 there was no allowance for inventory obsolescence.

Intangible Assets

The Company assesses for impairment intangible assets with finite useful lives which are amortized on a systematic basis over their estimated useful lives. The amortization period and amortization method for an intangible asset with a finite useful life reflects the pattern in which the assets future economic benefits are expected to be consumed. Where the pattern cannot be reliably determined, the straight-line method is used. The amortization period and method are reviewed at least at each financial year-end. Amortization of intangible assets with fixed determinable lives is recorded on a straight-line basis over 10 years for trademarks. As of December 31, 2022 and 2021 there were intangible assets of $0 and $3,990, respectively.

Deferred Offering Costs

Deferred offering costs primarily consist of legal, accounting, SEC filing fees, and any other fees relating to the Company’s subscription rights offering. The deferred offering costs were capitalized as incurred and were offset against proceeds from the sale of rights at the closing of the Company’s capital raise completed on March 14, 2023.

Revenue Recognition

The Company’s total revenue reflects the sale of wine domestically in the U.S. to wholesale distributors or DTC and related party service revenues. Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling as a fulfilment activity, with amounts billed to customers for shipping and handling included in total revenue.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Products are sold for cash or on credit terms. Credit terms are established in accordance with local and industry practices, and typically require payment within 30-60 days of delivery or shipment, as dictated by the terms of each agreement. The Company has elected the practical expedient to not account for significant financing components as its payment terms are less than one year, and the Company determines the terms at contract inception. The Company’s sales terms do not allow for the right of return.

Disaggregated Revenue Information

The following table presents the percentages of total revenue disaggregated by sales channels for the years ended December 31, 2022 and 2021:

	Year ended
	December 31,
	2022	2021
Wholesale	57.7%	45.4%
Direct to consumer	31.9%	45.5%
Related party service	10.4%	9.1%
Total revenue	100.0%	100.0%

Contract Balances and Receivables

When the Company receives pre-orders or payment from a customer prior to transferring the product under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company will record deferred revenue when cash is collected from customers prior to the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met. When the Company does not receive payment from a customer prior to or at the transfer of the product under the terms of a contract, the Company records an accounts receivable.

Contract liabilities as of December 31, 2022, 2021, and 2020 were $10,000, $13,750, and $0, respectively. Revenue recognized in 2022 and 2021 from contract liabilities as of December 31, 2021 and December 31, 2020, was $13,750 and $0, respectively.

Receivables with customers as of December 31, 2022, 2021, and 2020 were $259,317, $208,160, and $13,152, respectively.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at December 31, 2022 and 2021, due to the short maturity nature of these items.

Income Taxes

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2022 or 2021, and as such, no interest or penalties were recorded to income tax expense. As of December 31, 2022 and 2021, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Prior to the Company’s December 2021 conversion to a corporation, the Company was a limited liability company and therefore was a disregarded legal entity for income tax purposes. Accordingly, no benefit for income taxes was recorded prior to the conversion.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

For years before 2020, the Company was not subject to U.S. federal or state income tax examinations. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses.

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recognizes any forfeitures as they occur. As of December 31, 2022 and 2021, there was $991,167 and $1,304,167 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets.

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

See Note 9 for further discussion of equity-based compensation incurred in 2022 and 2021.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2022 and 2021, was $3,059,429 and $1,873,479, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability between organizations by recording assets and liabilities on the balance sheet relating to both operating and finance leases with terms longer than 12 months and disclosing key information about the lease terms. Topic 842, Leases, supersedes Topic 840. This guidance was effective for the Company beginning with the year ending December 31, 2022, with early adoption permitted. The adoption of this accounting pronouncement had no effect on the Company’s financial statements.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, collectively, ASC 326, to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For many entities with financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which may result in the earlier recognition of credit losses on financial instruments. This guidance will be effective for the Company beginning with the year December 31, 2023, with early adoption permitted. The Company does not anticipate that this new standard will have a material impact on its financial statements.

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

	December 31, 2022	December 31, 2021
Weighted average shares outstanding - basic	12,550,096	8,870,902
Dilutive effect of shares authorized	-	-
Shares used in computing net loss per share - diluted	12,550,096	8,870,902

At December 31, 2022 and 2021, 2,721,562 and 2,744,778 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

2.	INVENTORIES

Inventories consist of the following at:

	December 31, 2022	December 31, 2021
Inventory – finished goods	$3,683,159	$137,647
Inventory – merchandise	13,039	21,413
Total	$3,696,198	$159,060

3.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	December 31, 2022	December 31, 2021
Prepaid license and fees	$-	3,395
Prepaid marketing expenses - current	313,000	$313,000
Prepaid marketing expenses – long-term	678,167	991,167
Inventory deposits	569,377	758,250
Other prepaid expenses	78,834	76,313
Total	$1,639,378	$2,142,155

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

4.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following at:

	Useful Life	December 31, 2022	December 31, 2021
Trademarks	10 Years	$3,990	$4,788
Accumulated amortization		(3,990)	(798)
Intangible assets - net		$-	$3,990

Amortization expense for intangibles for the years ended December 31, 2022 and 2021 was $3,990 and $472 respectively.

5.	DEFERRED REVENUE

Deferred revenue represents amounts received prior to period-end but earned in the following period. Deferred revenue consists of the following at:

	December 31, 2022	December 31, 2021
Orders not yet shipped	$-	$4,099
Direct to consumer prepayments	10,000	9,651
Deferred revenue	$10,000	$13,750

6.	ACCRUED COMPENSATION

During the year ended December 31, 2022, the Company made certain leadership changes to better align with the Company’s operating goals, including advertising and marketing plans, as well as cash preservation initiatives. As of December 31, 2022 and 2021, accrued compensation primarily related to unpaid bonus amounts to the Chief Executive Officer totaled $420,413 and $416,414, respectively.

On June 8, 2022, the Chief Executive Officer’s employment with the Company ended. This individual continued to serve as a member of the Company’s Board of Directors as of December 31, 2022.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following at:

	December 31,	December 31,
	2022	2021
Sponsorship agreements	$234,494	$80,000
Accrued credit card charges	21,013	39,563
Other accrued expenses	167,424	93,303
Total	$422,931	$212,866

The sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments ranging from $103,000 to $216,000 per agreement. The total expense relating to these agreements for the years ended December 31, 2022 and 2021, was $353,931 and $584,325, respectively. During the third quarter of 2022, in accordance with the Company’s cash preservation initiatives, the Company terminated one of its marketing contracts, resulting in the reversal of $141,000 of expenses, in an effort to control its marketing expenses.

Accrued credit card charges primarily consist of warehouse, shipping and other operating costs paid via Company credit card as a tool for managing cashflow.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

8.	STOCKHOLDERS’ EQUITY

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

Third Party Vendor Engagements and Related Founder Share Forfeitures

In December 2022, Rick Nechio and Damian Novak, two of the Company’s founders, together agreed to forfeit and transfer back to the Company without consideration a total of 970,000 shares of common stock of the Company held by them, to enable the Company to preserve cash by issuing such number of shares to certain of the Company’s service providing vendors without subjecting the Company’s other stockholders to dilution therefrom. Also in December 2022, the Company entered into agreements to issue 970,000 shares to such vendors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Recipients of the shares included our third-party sales and distribution management service Provider, as well as certain advertising, public relations, consulting, and legal service providers. Pursuant to agreements with certain of these vendors, we have agreed to issue up to an additional 1,030,000 shares of common stock upon our Company achieving specified revenue-related performance objectives within identified timeframes. The Company recorded equity-based compensation totaling $1,233,300 during 2022 related to the share awards. Equity-based compensation expense related to the additional shares subject to revenue-related performance objectives was not material to the 2022 financial statements.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

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

In March 2021, the Company authorized 140,300 Class F member units in exchange for consulting services related to securing celebrity members and ambassadors of the Company and executed license agreements with the celebrity members, both of which occurred in March 2021. The fair value of the award totaled $4,902,802 and was expensed in full during the year ended December 31, 2021.

In March 2021, the Company issued 313,000 Class F partner investor units in exchange for various advertising and marketing services over a 5-year period with an estimated value of $1,565,000 to be amortized over 5 years. In addition to the 313,000 Class F partner investor units issued in March 2021, the agreement included a put option if a threshold of $5,000,000 in earnings before interest, taxes, depreciation, and amortization (EBITDA) in either fiscal year 2022 or 2023 were not met in which the member would have the option to withdraw from the Company which would trigger the mandatory sale of the member’s entire membership interest back to the Company. As these units were contingently redeemable, they were presented as “Mezzanine Equity” on the Company’s balance sheet until December 8, 2021 when the Company converted from a limited liability company to a C-Corporation. Upon conversion and amendment of the Company’s operating agreement, the units previously recorded under “Mezzanine Equity” were converted to shares of common stock which no longer have the put option.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

9.	EQUITY-BASED COMPENSATION (continued)

As of December 31, 2022, there was $991,167 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets. The estimated expense for various marketing and advertising services in exchange for Class F member units, now common stock, described in the preceding paragraph for the periods subsequent to December 31, 2022 is as follows:

Advertising and Marketing Expense
2023	313,000
2024	313,000
2025	313,000
2026	52,167
$991,167

Restricted Stock Units

On December 17, 2021, the Company granted 125,926 and 251,851 restricted stock units to its Chief Financial Officer and Chief Operating Officer, respectively. Restricted stock units represent the right to receive one share of common stock from the Company upon vesting. These restricted stock units had a vesting period of 180 days after the date of the final IPO prospectus. On February 24, 2022, the Company entered into a separation agreement with the former Chief Operating Officer (COO). Among other things, the Company agreed to provide the former COO with cash and expense reimbursements totaling $175,000 and an amendment of the COO’s Restricted Stock Agreement to accelerate the vesting of the 251,851 restricted stock units. Due to the modification of the terms of this award, the fair value was remeasured as of the modification date. Total equity-based compensation expense related to both of these restricted stock unit awards was $1,658,485 and $171,216 for the years ended December 31, 2022 and 2021, respectively. During the second quarter of 2022, these awards were fully vested and the shares of common stock underlying the awards had been delivered.

During the second quarter of 2022 the Company granted 47,800 restricted stock units to employees of the Company, all of which vested and were delivered in the second quarter of 2022. Total equity-based compensation expense related to these restricted stock units and shares was $219,648 for the year ended December 31, 2022.

On March 2, 2022, the Company granted 70,000 restricted stock units to members of the Company’s Board of Directors that fully vested on June 18, 2022. Total equity-based compensation expense related to these restricted stock units was $285,600 for the year ended December 31, 2022.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

9.	EQUITY-BASED COMPENSATION (continued)

Restricted stock unit activity as of and for the years ended December 31, 2022 and 2021 was as follows

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	-	-
Granted	377,777	0.45
Forfeited	-	-
Outstanding at December 31, 2021	377,777	0.45
Granted	117,800	0.33
Vested or released	(495,577)	-
Forfeited	-	-
Outstanding at December 31, 2022	-	-

Shares of Restricted Stock

During the year ended December 31, 2022, the Company granted 10,000 shares of restricted stock to an employee upon commencement of employment in May 2022, of which 3,334 shares vested immediately with the remaining 6,666 shares scheduled to vest in two equal installments in May 2023 and May 2024. Restricted stock consists of shares of common stock that are subject to transfer and forfeiture restrictions that lapse upon vesting. Total equity-based compensation expense related to the grant of these shares of restricted stock was $9,264 for the year ended December 31, 2022. Effective January 2023, this employee resigned from the Company and 6,666 unvested shares of restricted stock was forfeited.

During the year ended December 31, 2022, the Company hired a new Chief Financial Officer. Pursuant to the employment agreement, the Company granted 100,000 shares of restricted stock. The restricted stock vests in three equal installments with the first third vesting immediately on the grant date of March 30, 2022, and the remaining tranches were scheduled to vest on the one year and two year anniversaries of the grant date subject to continued employment with the Company through the applicable vesting date. Effective June 24, 2022, this employee resigned from the Company and 66,666 unvested shares of restricted stock were forfeited. Total equity-based compensation expense related to these shares of restricted stock was $110,602 for the year ended December 31, 2022.

Restricted stock activity for the year ended December 31, 2022 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	-	$-
Granted	110,000	9.27
Vested or released	(36,668)	-
Forfeited	(66,667)	9.25
Outstanding at December 31, 2022	6,666	$9.41

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

On March 30, 2022, in addition to the restricted stock granted to the Company’s new Chief Financial Officer, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of common stock at $3.30 per share, pursuant to the employment agreement. The shares vest in three equal installments. The first third vested immediately on the grant date of March 30, 2022, and the remaining tranches were scheduled to vest on the one year and two year anniversaries of the grant date subject to continued employment with the Company through the applicable vesting date. The options are exercisable for 10 years from the grant date or, if earlier, ninety (90) days following termination of employment. Effective June 24, 2022, this employee resigned from the Company and the unvested options were subsequently forfeited.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

9.	EQUITY-BASED COMPENSATION (continued)

Effective September 1, 2022, the Company entered into an Employment Transition and Consulting Agreement with the previous interim Chief Financial Officer. Pursuant to the Transition Agreement and Consulting Agreement, the Company granted a stock option to purchase 69,892 shares of the Company’s common stock at a per share exercise price equal to $3.04 (the fair market value of the Company’s common stock on the date of grant). The stock option will vest with respect to 3,584 shares on the last calendar day of September, October and November of 2022, and the balance of the stock option will vest in monthly installments as nearly equal as possible (approximately 6,571 shares each) on the last calendar day of each month from December 2022 through August 2023. The total expense recognized as of the year ended December 31, 2022 was $41,449.

In November 2021, the Company executed founder option agreements with four Class F members. The terms of the agreements grant each founder the right and option to purchase common stock up to 25% of the total shares in the Founders’ Option Pool upon the consummation of the Company’s IPO. The Founder’s Option Pool is a pool of shares reserved for founding members of the Company and will be comprised of 15% of the total shares of common stock outstanding immediately prior to the initial closing of the IPO. The options will vest in 20% instalments. Each instalment will vest upon the closing price of common stock reaching certain milestones ranging from 200% to 600% of the IPO price. If the vesting condition is not achieved within three years of the grant date, the options will forfeit. As of December 31, 2022 and 2021, the options have not reached any of the vesting milestones required and as such, the probability of reaching each milestone has been factored into the value to be recognized over the three-year vesting period.

Equity-based compensation expense totaling $223,224 and $22,109 has been recognized relating to these stock options during 2022 and 2021, respectively. The total unrecognized equity-based compensation expense was $176,835 as of December 31, 2022.

In conjunction with the consummation of the IPO, the Company also granted to the underwriter a 45-day option to purchase up to 330,000 additional shares of common stock at $9.20 per share. As of December 31, 2021, none of these stock options were exercised.

Stock option activity for the years ended December 31,2022 and 2021 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	-	$-	-
Granted	1,830,000	9.86	8.18
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2021	1,830,000	$9.86	8.18
Granted	701,893	3.37	10
Exercised	-	-	-
Forfeited	(957,001)	5.41	-
Outstanding at December 31, 2022	1,574,892	$9.67	8.94

Exercisable at December 31, 2022	18,990	$3.02	9.65

Warrants

On December 17, 2021, in connection with the Company’s IPO, the Company granted to the underwriter warrants to purchase up to 110,000 shares of common stock at $12 per share. These warrants vest one year from the date of issuance and are exercisable for four years after the vesting date.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

9.	EQUITY-BASED COMPENSATION (continued)

As of and for the years ended December 31, 2022 and 2021, the underwriter warrants to purchase common shares of the Company outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	-	$-	-
Granted	110,000	12.00	4.96
Vested or released	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2021	110,000	$12.00	4.96
Granted	-	-	-
Vested or released	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2022	110,000	$12.00	3.96

Exercisable at December 31, 2022	110,000	$12.00	3.96

There was no net impact recognized by the Company in the accompanying statements as the warrants and stock options issued to the underwriter were equity-based awards issued for services rendered by the underwriter for the IPO that was offset by the Company recognizing the fair value as direct incremental costs associated with the IPO by reducing paid-in capital for the same amount.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the New York Stock Exchange on the grant date. The risk-free interest rate is 3.38%, is based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected term for employee and nonemployee awards ranged from 5 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 75% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probably that the performance condition will be satisfied.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

10.	INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Current	$-	$-
Deferred	-	-
Total	$-	$-

Following the conversion of Fresh Grapes, LLC to Fresh Vine Wine, Inc. on December 7, 2021, Fresh Vine Wine, Inc. began filing federal and state returns where required. No income tax benefit was recorded for the year ended December 31, 2022 or the period from December 8, 2021 through December 31, 2021, due to net losses and recognition of a valuation allowance. The following table represents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ending December 31, 2022 and 2021:

	2022		2021
Tax expense (benefit) at statutory rate	$(3,193,000)	21.0%	$(2,093,003)	21.0%
State income tax expense (benefit), net of federal tax effect	(162,000)	1.1%	(14,000)	0.1%
Change in valuation allowance on deferred tax assets	3,355,000	-22.1%	519,000	-5.2%
Conversion from LLC to C Corporation	-	-0.0%	1,588,000	-15.9%
Income tax expense (benefit)	$-	0.0%	$-	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carry forwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2022 and 2021. The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accrual to cash	$-	$234,000
Deferred revenue	3,000	3,000
Amortization	1,000	-
Stock based compensation	868,000	45,000
Net operating losses	3,002,000	237,000
Valuation allowance	(3,874,000)	(519,000)
Net deferred tax assets:	$-	$-

At December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $13.3 million and $2.2 million, respectively. At December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $1.0 million and $0.3 million, respectively. The net operating loss carry forwards have no expiration.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

11.	SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labelling, and packaging. The Company purchases finished goods through blanket sales orders that require a 20% deposit. In addition to the purchases of finished goods, the Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the years ended December 31, 2022 and 2021, more than 96% and 90%, respectively, of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from two national distributor customers that operate in several markets. For the years ended December 31, 2022 and 2021, 58% and 45% of the Company’s wholesale revenue came from these customers, respectively. At December 31, 2022, these customers accounted for 90% of accounts receivable. .At December 31, 2021, one customer accounted for 61% of accounts receivable.

12.	COMMITMENTS AND CONTINGENCIES

During March 2021, the Company entered into two license agreements with the Class F partner investors for marketing and advertising services. The agreements require ongoing payments of $300,000 per agreement each year for an initial term of five years. Additionally, the agreements require the Company to reimburse out of pocket expenses related to promotion of the Company’s products. In November 2021, the agreements were amended to include, among other provisions, partners investor options to terminate the agreements if a $5 million EBITDA threshold is not met in either 2022 or 2023. The total expense relating to the agreements was $380,000 and $500,000 for the years ended December 31, 2022 and 2021, respectively.

The estimated expense for the periods subsequent to December 31, 2022 is as follows:

Advertising and Marketing Expense
2023	480,000
2024	480,000
2025	480,000
2026	80,000
$1,520,000

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

12.	COMMITMENTS AND CONTINGENCIES (continued)

Sponsorship Agreements

During 2021, the Company entered into multiple sponsorship agreements with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments ranging from $103,000 to $216,000 per agreement. Due to the Covid-19 pandemic, many of these agreements were postponed or renegotiated to reduce payments until in-person fan attendance at the stadiums returns to normal. The total expense relating to these agreements for the years ended December 31, 2022 and 2021 was $353,931 and $584,325, respectively.

The estimated expense for the sponsorship agreements as described above for the periods subsequent to December 31, 2022 is as follows:

Advertising and Marketing Expense
2023	423,926
2024	160,147
$584,073

Accounts Receivable Financing

In September 2021, the Company entered into an agreement with an unrelated party to pledge eligible accounts receivable for a cash advance at a percentage of the outstanding amount, with the remaining balance due upon collection from the customer. The agreement has an initial term of one year which will automatically renew for successive one-year terms unless the Company provides a notice of termination at least 60 days prior to the termination date. The receivables are pledged with full recourse, which means the Company bears the risk of non-payment and, therefore, does not meet the definition of a factoring arrangement under ASC 310-10-05-6. The amounts advanced to the Company are classified as a secured loan on the Company’s balance sheets and any fees computed on the outstanding amounts are treated as interest expense on the Company’s statement of operations. As of December 31, 2022 and 2021, the Company had pledged $0 and $171,069, respectively, as receivables with recourse. Total interest expense recorded for the periods ended December 31, 2022 and 2021, in association with the secured loan was $15,898 and $22,256, respectively.

13.	TRANSACTIONS WITH RELATED PARTIES

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

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

13.	TRANSACTIONS WITH RELATED PARTIES (continued)

The shared expenses are as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Salaries and wages	$-	$1,598,655
Rent	94,436	81,050
Utilities	5,470	3,950
	$99,906	$1,683,655

In addition to the expenses paid by RHE to be reimbursed by the Company, several other related parties have incurred expenses or advanced cash to be reimbursed by the Company. Damian Novak, former Executive Chairman of the Company and majority shareholder of Nechio and Novak, LLC, which is a majority shareholder of the Company. Damian Novak is also the majority member of Kratos Advisory, LLC, Appellation Brands, LLC, TC Healthcare, LLC and is the sole member of Rabbit Hole Equity DTP, LLC. The Company will pay or reimburse, as applicable, for any expenses the related parties incur while acting on behalf of the Company.

Additionally, the Company records receivables related to any expenses incurred on behalf of or cash advances to related entities.

Amounts due to related parties were as follows as of December 31, 2022 and 2021:

	2022	2021
Rabbit Hole Equity, LLC	$-	$111,545
Appellation Brands, LLC	-	88,727
	$-	$200,272

Amounts due from related parties were as follows as of December 31, 2022 and 2021:

	2022	2021
Damian Novak	-	325,346
TC Healthcare, LLC	-	5,177
Kratos Advisory, LLC	-	45,477
	$-	$376,000

In September 2021, the Company issued a promissory note to a Class F member in exchange for $216,000. The term of the note was the later of 2 months from the date of the note or upon successful consummation of the IPO. The annual interest rate on the note was the maximum legal amount allowed under the applicable usury laws minus 1%, which was 7% at December 31, 2021. The Company repaid all of the principal balance plus accrued interest of $9,125 in December 2021.

In October 2021, the Company issued an additional promissory note to a Class F member in exchange for $216,000. The term of the note was the later of 2 months from the date of the note or upon successful consummation of the IPO. The annual interest rate on the note was the maximum legal amount allowed under the applicable usury laws minus 1%, which was 7% at December 31, 2021. The Company may repay all or any portion of the principal balance at any time without penalty. The total amount of interest accrued on this note as of December 31, 2021 was $9,125. In January 2022, the Company repaid the $216,000 promissory note in full plus accrued interest of $9,125.

In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a related party due to common ownership in the wine industry, to provide representation and distribution services. As of June 13, 2022, the original agreement was terminated. Prior to termination, the Company received a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. For the years ended December 31, 2022 and 2021, the Company had recognized $297,224 and $153,075, respectively, in service revenue related to this agreement. In the year ended December 31, 2022, the Company purchased inventory from Appellation Brands, LLC in the amount of $195,116.

In January 2022, the Company entered into a consulting agreement with FELCS, LLC, an entity owned by Damian Novak to provide consulting and advisory services to the Company in exchange for $25,000 per month. The agreement expires in December 2022, subject to automatic one-year renewals unless written notice to terminate the contract is given by either party. For the year ended December 31, 2022, the Company recognized $275,000 in total expense related to this agreement. This agreement was terminated in November 2022.

In April 2022, the Company amended its agreement with Whetstone Consulting to include additional bonus commissions ranging from $5,000 to $100,000 subject to specific distribution milestones in addition to the existing $5,000 per month base compensation. The agreement has an initial term of one year and automatically renews for successive one-year periods unless terminated by either party with advance notice. For the years ended December 31, 2022, and 2021, the Company recognized base compensation and commissions expense related to this agreement totaling $90,000 and $60,000, respectively.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

14.	SUBSEQUENT EVENTS

Janelle Anderson Litigation Settlement and Related Founder Share Forfeitures

The Company has been a party to an action pending in Hennepin County District Court, captioned Janelle Anderson v. Fresh Vine Wine, Inc., Damian Novak, and Rick Nechio, Court File No. 27-CV-22-11491 (the “Lawsuit”), in which Ms. Anderson alleged, among other things, that the Company terminated her employment in retaliation for reports of alleged wrongdoing pursuant to the Minnesota Whistleblower Act. Defendants also included Damian Novak, Executive Chairman and a director of the Company, and Rick Nechio, interim Chief Executive Officer and a director of the Company. The suit was dismissed on March 6, 2023, with prejudice.

On January 27, 2023, the Company entered into a Global Mutual Compromise, Release and Settlement Agreement (the “Settlement Agreement”) among Ms. Anderson and each of Messrs. Novak and Nechio. Pursuant to the Settlement Agreement, Ms. Anderson agreed to dismiss the Lawsuit with prejudice and to file with the court any and all documents necessary to effect such dismissal with prejudice within five business days after all settlement consideration has been actually received by her, and the parties agreed to general mutual releases. The Company also agreed to indemnify Ms. Anderson and hold her harmless against any liability, civil damages, penalties, or fines claimed against her for any of her actions done within the course and scope of her employment with the Company as required by Minn. Stat. §181.970, and under any applicable insurance policies, including but not limited to any directors and officers policies. The Settlement Agreement also contains a non-disparagement provision.

As consideration for Ms. Anderson’s dismissal and release, and provided that she does not revoke or rescind the Settlement Agreement within prescribed time periods, the Company agreed to make a cash payment to Ms. Anderson in the amount of $1,250,000, less certain attorney fees and relevant taxes and other withholdings, in a lump sum. The Company expects to recoup approximately $805,000 of this of cash payment from insurance coverage. The cash payment is in addition to $400,000 that the Company previously paid to Ms. Anderson in January 2023 in respect of 2022 bonus compensation earned by Ms. Anderson under her employment agreement while employed by the Company. Also as contemplated by the Settlement Agreement, the Company and Ms. Anderson have agreed to enter into a consulting agreement (the “Anderson Consulting Agreement”) pursuant to which Ms. Anderson will provide certain consulting services to the Company for a period of six months. As consideration for such services, the Company has agreed to grant and issue to Ms. Anderson 500,000 shares of the Company’s common stock (the “Anderson Consulting Shares”) from the Company’s 2021 Equity Incentive Plan (the “Anderson Consulting Share Grant”). The cash payment and the Anderson Consulting Share Grant were scheduled to be made at the “closing” of the Settlement Agreement (the “Settlement Closing”), subject to Ms. Anderson not revoking or rescinding the Settlement Agreement during the applicable revocation period. The Settlement Closing was completed on February 20, 2023, with prejudice.

Also pursuant to the Settlement Agreement, Damian Novak, Executive Chairman and a member of our board of directors, resigned as Executive Chairman and removed himself from his management duties with the Company effective February 20, 2023, and has agreed to resign from our board of directors promptly following completion of the rights offering. In addition, Rick Nechio, the Company’s interim Chief Executive Officer and a member of our board of directors, resigned from our board of directors effective February 20, 2023. The Settlement Agreement further provided that the Company would announce by the date of the Settlement Closing that it is searching for a permanent Chief Executive Officer to replace Mr. Nechio, who has been serving as Chief Executive Officer in an interim capacity since June 2022. Following the Company’s appointment of a new Chief Executive Officer, the Company may elect to employ Mr. Nechio in an advisory capacity to aid in the transition of his management duties.

In conjunction with entering into the Settlement Agreement, Rick Nechio and Damian Novak entered into Agreements to Forfeit Shares of Common Stock (the “Forfeiture Agreements”) pursuant to which each agreed to forfeit and transfer back to the Company without consideration 250,000 shares of common stock of the Company held by them (a total of 500,000 shares), to enable the Company to issue the Anderson Consulting Shares to Ms. Anderson without subjecting the Company’s other stockholders to dilution therefrom (the “Anderson Consulting-related Forfeitures”). The Anderson Consulting-related Forfeitures became effective in connection with the Settlement Closing.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2022 and 2021

14.	SUBSEQUENT EVENTS (continued)

Rights offering

During the first quarter of 2023, the Company distributed, at no charge to holders of the Company’s common stock, non-transferable subscription rights to purchase up to an aggregate of 6,366,129 Units. Each Unit consisted of one share of our common stock and a Warrant to purchase one share of our common stock. The Warrants were exercisable immediately, expire five years from the date of issuance and have an exercise price of $1.25 per share. For each share of common stock held by a stockholder of the Company on February 22, 2023, the record date of the Rights Offering, such stockholder received 0.5 subscription rights. Each whole subscription right allowed the holder thereof to subscribe to purchase one Unit, which we refer to as the basic subscription right, at a subscription price of $1.00 per Unit. In addition, any holder of subscription rights exercising his, her or its basic subscription right in full was eligible to subscribe to purchase additional Units that remained unsubscribed in the Rights Offering at the same subscription price per Unit that applied to the basic subscription right, subject to proration among participants exercising their over-subscription privilege, which we refer to as the over-subscription privilege. The subscription rights period expired on March 9, 2023, and resulted in stockholders subscribing for 3,143,969 Units. Upon the closing of the Rights Offering, which occurred on March 14, 2023, we issued 3,143,969 shares of common stock and 3,143,969 warrants and received aggregate gross cash proceeds of approximately $3.14 million. After deducting dealer-manager fees and other fees and expenses related to the Rights Offering, we received net proceeds of approximately $2.7 million. If exercised, additional gross proceeds of up to approximately $3.93 million may be received through the exercise of warrants issued in the Rights Offering. The Rights Offering was made pursuant to a registration statement on Form S-1 (Registration No. 333-269082), which was declared effective by the U.S. Securities and Exchange Commission on February 14, 2023, and the prospectus dated February 22, 2023.

Appointment of Non-Executive Board Chair; Appointment of Director

Effective February 20, 2023, the Company’s board of directors appointed Michael Pruitt to serve as Non-Executive Chair of the board of directors.

Also effective February 20, 2023, the Company’s board of directors elected Michelle Hawkins Whetstone as a director of the Company to fill the vacancy on the board of directors resulting from Mr. Nechio’s resignation from the board of directors.

The Company has evaluated subsequent events through March 31, 2023, the date which the financial statements were available to be issued.