Form 10-Q
period 2023-03-31
Fresh Vine Wine, Inc.
filed 2023-05-22
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

11500 Wayzata Blvd. # 1147, MN 55305
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

As of May 22, 2023, the registrant had 15,876,227 shares of common stock outstanding.

FRESH VINE WINE, INC.

i

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and elsewhere such Annual Report, in the other reports and documents that we file with the SEC, and in this Quarterly Report on Form 10-Q.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

March 31, 2023 (Unaudited) and December 31, 2022

	March 31,	December 31,
	2023	2022

Assets
Current assets
Cash	$2,603,540	$2,080,335
Accounts receivable	230,244	259,317
Due from employees, net	22,733	37,733
Insurance recovery receivable	-	804,907
Inventories	3,467,838	3,696,198
Deferred offering costs		68,286
Prepaid expenses and other	1,037,550	961,211
Total current assets	7,361,905	7,907,987

Prepaid expenses(long term)	599,917	678,167

Total Assets	$7,961,822	$8,586,154

Liabilities, and Stockholders’ Equity
Current liabilities
Accounts payable	$777,345	$589,204
Accrued compensation	-	420,413
Settlement payable		1,250,000
Accrued expenses	526,370	422,931
Accrued expenses - related parties	250,000	280,000
Deferred revenue	925	10,000
Total current liabilities	1,554,640	2,972,548

Total Liabilities	1,554,640	2,972,548

Stockholders’ Equity
Preferred stock, $0.001 par value - 25,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value - 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 15,876.226 and 12,732,257 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	15,876	12,732
Additional paid-in capital	24,221,988	21,420,732
Accumulated deficit	(17,830,682)	(15,819,858)
Total Stockholder’s Equity	6,407,182	5,613,606

Total Liabilities and Stockholders’ Equity	$7,961,822	$8,586,154

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2023 and 2022

(Unaudited)

	Three months ended March 31
	2023	2022

Wholesale revenue	$288,374	$529,840
Direct to consumer revenue	120,256	248,401
Related party service revenue	-	150,884
Total Net Revenue	408,630	929,125

Cost of revenues	411,992	612,052
Gross (Loss) Profit	(3,362)	317,073

Selling, general and administrative expenses	1,672,766	2,705,200
Equity-based compensation	335,922	1,902,584
Operating Loss	(2,012,050)	(4,290,711)

Other income	1,226	4,468

Net Loss	$(2,010,824)	$(4,286,243)

Weighted Average Shares Outstanding
Basic	13,332,790	12,299,147
Diluted	13,332,790	12,299,147

Net Loss per Share - Basic	$(0.15)	$(0.35)
Net Loss per Share - Diluted	$(0.15)	$(0.35)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Month Periods Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2021	-	-	12,200,013	$12,200	$17,681,141	$(617,351)	$17,075,990

Equity-based compensation	-	-	285,184	285	1,824,049	-	1,824,334

Net Income (Loss)	-	-	-	-	-	(4,286,243)	(4,286,243)
Balances at March 31, 2022	-	-	12,485,197	$12,485	$19,505,190	$(4,903,594)	$14,614,081

Balances at December 31, 2022	-	-	12,732,257	$12,732	$21,420,732	$(15,819,858)	$5,613,606

Rights Offering - common stock and warrants issued	-	-	3,149,969	3,144	2,543,584	-	2,546,728
Equity-based compensation	-	-	500,000	500	257,172	-	257,672

Stock Forfeiture	-	-	(500,000)	(500)	500	-	-

Net income (loss)	-	-	-	-	-	(2,010,824)	(2,010,824)

Balances at March 31, 2023	-	-	15,876,226	$15,876	$24,221,988	$(17,830,682)	$6,407,182

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022

Cash Flows from Operating Activities
Net loss	$(2,010,824)	$(4,286,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	120
Equity-based compensation	335,922	1,902,584
Allowance for doubtful accounts	15,000	-
Changes in operating assets and liabilities
Accounts receivable	29,073	(43,745)
Insurance recovery receivable	804,907	-
Accounts receivable - related party	-	(150,884)
Accounts receivable - other	-	(58,884)
Receivables with recourse	-	(96,226)
Related party receivables	-	(3,413)
Inventories	228,360	(626,588)
Prepaid expenses and other	(76,339)	(1,490,352)
Accounts payable	188,141	179,078
Payroll tax payable		410,760
Accrued compensation	(420,413)	(316,414)
Settlement Payable	(1,250,000)	-
Accrued expenses	103,439	100,042
Accrued expenses - related parties	(30,000)	(79,617)
Deferred revenue	(9,075)	43,565
Related party payables	-	(26,728)
Net cash used in operating activities	(2,091,809)	(4,542,945)

Cash Flows from Financing Activities
Payments of related party notes payable	-	(216,000)
Proceeds from secured borrowings	-	(154,838)
Proceeds from Rights Offering, net of issuance costs	2,615,014	-
Net cash provided by (used in) financing activities	2,615,014	(370,838)

Net Increase (Decrease) in Cash	523,205	(4,913,783)

Cash - Beginning of Period	2,080,335	16,063,941

Cash - End of Period	$2,603,540	$11,150,158

Supplemental disclosure of non-cash activities:
	$-	$-

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

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

Basis of Presentation

The Company’s financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The financial statements include, in the opinion of the management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the financial statements. In certain instances, amounts reported in prior period financial statements have been reclassified to conform to the current financial statement presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial Statements and notes thereto for the fiscal year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $17.8 million as of March 31,2023. Cash flows used in operating activities were $2.1 million and $4.5 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had approximately a $5.8 million of working capital , inclusive of $2.6 in cash and cash equivalents to cover expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, cash and cash equivalents, working capital and strategic capital raises. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10-Q, such matters create a substantial doubt regarding the Company’s ability to meet our financial needs and continue as a going concern.

The Company currently holds no debt and may need to seek debt or equity financing in the near term to sustain existing operations. If adequate financing is not available, the Company may be forced to curtail near-term growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive. At the current pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations into the third quarter of 2023, after which additional financing will be needed to satisfy obligations.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, collectively, ASC 326, to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For many entities with financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which may result in the earlier recognition of credit losses on financial instruments. The Company adopted this guidance during the quarter ended March 31, 2023, which had no material impact on the financial statements.

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

The Company also generates revenue through membership in its wine club. Wine club members pay a monthly fee, which varies depending on level of membership, and are entitled to receive quarterly shipments of wine, free shipping, and discounts on other wine and merchandise purchased. The Company recognizes revenue for the monthly membership dues when the product is delivered. Any membership dues received before the product is delivered is recorded as deferred revenue on the Company’s balance sheet.

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

The following table presents the percentages of total revenue disaggregated by sales channels for the three month periods ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
Wholesale	71%	57%
Direct to consumer	29%	27%
Related party	-	16%
Total revenue	100%	100%

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

3. LOSS PER SHARE

Basic net loss per share is determined by dividing net loss attributable to shareholders by the weighted-average shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the numbers of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. The following table presents a reconciliation between basic and diluted net loss per share for the three month periods ending:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net loss attributable to Fresh Vine Wine shareholders	$(2,010,824)	$(4,286,243)

Denominator:
Basic – weighted shares outstanding	13,332,790	12,299,417
Dilutive effect from shares authorized	-	-
Diluted – weighted shares outstanding	13,332,790	12,299,417

Basic loss per share attributable to Fresh Vine Wine shareholders:	$(0.15)	$(0.35)
Diluted loss per share attributable to Fresh Vine Wine shareholders:	$(0.15)	$(0.35)

At March 31, 2023 and 2022, 3,211,563 and 2,531,794 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

4. INVENTORIES

Inventories primarily include bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. Inventories consist of the following at:

	March 31, 2023	December 31, 2022
Inventory – finished goods	$3,454,799	$3,683,159
Inventory – merchandise	13,039	13,039
Total	$3,467,838	$3,696,198

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	March 31, 2023	December 31, 2022
Prepaid marketing expenses – current	$313,000	$313,000
Prepaid marketing expenses – long-term	599,917	678,167
Inventory deposits	570,230	569,377
Other prepaid expenses	154,321	78,834
Total	$1,637,468	$1,639,378

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	March 31, 2023	December 31, 2022
Sponsorship agreements	$287,158	$234,494
Accrued credit card charges	13,822	21,013
General trade payable accruals	175,000	107,424
Other accrued expenses	50,390	60,000
Total	$526,370	$422,931

The sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments range from $103,000 to $216,000 per agreement. The total expense relating to these agreements for the three month periods ended March 31, 2023 and 2022 was $52,664 and $181,437, respectively.

Accrued credit card charges primarily consist of warehouse, shipping and other operating costs paid via a Company credit card as a tool for managing cashflow.

7. STOCKHOLDERS EQUITY

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

8. EQUITY BASED COMPENSATION

As of March 31, 2023, there was $912,917 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets. The estimated expense for various marketing and advertising services in exchange for common stock, for the periods subsequent to March 31, 2023 is as follows:

Advertising and Marketing Expense
2023	234,750
2024	313,000
2025	313,000
2026	52,167
$912,917

Shares of Restricted Stock

During the first quarter of 2023, 6,666 shares of restricted stock from previous periods were forfeited by employees that terminated their employment. The new grant of 500,000 shares of restricted stock relates to the settlement reached with a previous employee, as further disclosed in Note 12. Stock compensation expense related to restricted stock issuances amounted to $188,500 and $1,602,797 for the three months ended March 31, 2023 and 2022 respectively. Total unrecognized equity-based compensation expense is $377,000 related to restricted stock as of March 31, 2023.

Restricted stock activity as of and during the three-month period ended March 31, 2023 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2022	6,666	0.90
Granted	500,000	0.50
Vested or released	-	-
Forfeited	(6,666)	-
Outstanding at March 31, 2023	500,000	0.32

Vendor Stock Awards

Vendor stock award activity subject to revenue-related performance conditions during the three-month period ended March 31, 2023 was as follows:

	Number of Shares of Vendor Stock Awards	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2022	1,030,000	2.25
Granted	-	-
Vested	-	-
Expired	-	-
Outstanding at March 31, 2023	1,030,000	2.00

For stock awards that contain revenue-related performance conditions, compensation cost is recognized in the period in which it becomes probable that the performance condition will be satisfied. Stock compensation expense related to vendor stock awards subject to revenue-related performance conditions totaled $15,500 and $0 for the three months ended March 31, 2023 and 2022, respectively. Total unrecognized stock-based compensation expense related to vendor stock awards is $1,256,200 as of March 31, 2023.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Stock Options

Stock option activity as of and during the three-month period ended March 31, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	1,574,892	9.67	8.94
Granted	-	-	-
Exercised	-		-
Forfeited	(3,333)	2.78	-
Outstanding at March 31, 2023	1,571,559	9.68	8.69
Exercisable at March 31, 2023	38,703	3.03	9.42

Stock compensation expense related to option issued amounted to $53,672 and $221,536 for the three months ended March 31, 2023 and 2022 respectively. Total unrecognized equity-based compensation expense is $123,163 related to stock options as of March 31, 2023.

Warrants

During the first quarter of 2023, no warrants from previous periods were exercised or forfeited. As described above, 3,143,969 warrants were granted as part of the Rights Offering, as disclosed in Note 7.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	110,000	12.00	3.71
Granted	3,143,969	1.25	5.00
Exercised	-		-
Forfeited			-
Outstanding at March 31, 2023	3,253,969	1.61	4.91

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on The NYSE American stock exchange on the grant date. The risk-free interest rates, ranging from 0.02% to 4.45%, are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life of the awards at the grant date. The expected term for employee and nonemployee awards ranged from 3 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 175% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

9. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of March 31, 2023. No income tax expense or benefit was recorded for the three month periods ended March 31, 2023 and 2022 due to the Company’s net loss position.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

10. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labeling, and packaging. The Company purchases finished goods through blanket sales orders that require a minimum 20% deposit. In addition to the purchases of finished goods, the Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the three month periods ended March 31, 2023 and 2022, substantially all of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers as needed for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from two national distributor customers that operate in several markets. For the three month periods ended March 31, 2023 and 2022, approximately 73% and 56% respectively of the Company’s wholesale revenue came from these two customers. As of March 31, 2023 and 2022, these customers accounted for approximately 73% and 56% respectively of accounts receivable.

11. COMMITMENTS AND CONTINGENCIES

During March 2021, the Company entered into two license agreements with the Class F partner investors for marketing and advertising services. The agreements require ongoing payments of $300,000 per agreement each year for an initial term of five years. Additionally, the agreements require the Company to reimburse out of pocket expenses related to promotion of the Company’s products. In November 2021, the agreements were amended to include, among other provisions, partners investor options to terminate the agreements if a $5 million EBITDA threshold is not met in either 2022 or 2023. The net expense was $120,000 and $20,000 for the three month periods ended March 31, 2023 and 2022 respectively.

License Agreements

The estimated expense related to the license agreements for the periods ending December 31 subsequent to March 31, 2023 is as follows:

Advertising and Marketing Expense
2023	$360,000
2024	480,000
2025	480,000
2026	80,000
$1,400,000

Sponsorship Agreements

The estimated expense for the sponsorship agreements as described in Note 6 for the periods ending December 31 subsequent to March 31, 2023 is as follows:

Advertising and Marketing Expense
2023	$319,761
2024	160,147
$479,908

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

12. LEGAL PROCEEDINGS

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

Janelle Anderson Litigation Settlement and Related Founder Share Forfeitures

The Company was a party to an action pending in Hennepin County District Court, captioned Janelle Anderson v. Fresh Vine Wine, Inc., Damian Novak, and Rick Nechio, Court File No. 27-CV-22-11491 (the “Lawsuit”), in which Ms. Anderson alleged, among other things, that the Company terminated her employment in retaliation for reports of alleged wrongdoing pursuant to the Minnesota Whistleblower Act. Defendants also included Damian Novak, former Executive Chairman and a former director of the Company, and Rick Nechio, former interim Chief Executive Officer and a director of the Company. The suit was dismissed on March 6, 2023, with prejudice.

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

As consideration for Ms. Anderson’s dismissal and release, and provided that she does not revoke or rescind the Settlement Agreement within prescribed time periods, the Company agreed to make a cash payment to Ms. Anderson in the amount of $1,250,000, less certain attorney fees and relevant taxes and other withholdings, in a lump sum. The Company recouped approximately $805,000 of this cash payment from insurance coverage. The cash payment is in addition to the $400,000 that the Company previously paid to Ms. Anderson in January 2023 in respect of 2022 bonus compensation earned by Ms. Anderson under her employment agreement while employed by the Company. Also as contemplated by the Settlement Agreement, the Company and Ms. Anderson agreed to enter into a consulting agreement (the “Anderson Consulting Agreement”) pursuant to which Ms. Anderson would provide certain consulting services to the Company for a period of six months. As consideration for such services, the Company agreed to grant and issue to Ms. Anderson 500,000 shares of the Company’s common stock (the “Anderson Consulting Shares”) from the Company’s 2021 Equity Incentive Plan (the “Anderson Consulting Share Grant”). The cash payment and the Anderson Consulting Share Grant were scheduled to be made at the “closing” of the Settlement Agreement (the “Settlement Closing”), subject to Ms. Anderson not revoking or rescinding the Settlement Agreement during the applicable revocation period. The Settlement Closing was completed on February 20, 2023, with prejudice.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Also pursuant to the Settlement Agreement, Damian Novak, former Executive Chairman and director, resigned as Executive Chairman and removed himself from his management duties with the Company effective February 20, 2023, and has agreed to resign from our board of directors promptly following completion of the subscription rights offering on March 14, 2023. In addition, Rick Nechio, the Company’s former interim Chief Executive Officer and director, resigned from our board of directors effective February 20, 2023.

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

13. SUBSEQUENT EVENTS

Effective April 25, 2023, the Board of Directors of the Company (the “Board”) appointed Roger Cockroft to serve as Chief Executive Officer of the Company, succeeding Rick Nechio.

In connection with the Chief Executive Officer appointment, the Company entered into an employment agreement with Mr. Cockroft dated April 25, 2023. Under the employment agreement, which is for an indefinite term, Mr. Cockroft is entitled to receive annual base salary of $450,000 and is eligible to receive an annual cash bonus commencing in 2024 (the “Bonus”), the target amount of which will be equal to 50% of his base salary. The Bonus is payable in a combination of cash and shares of common stock issued out of the Company’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”) valued at the closing price of the Company’s common stock on the vesting date. Unless agreed otherwise, the cash portion of the Bonus will be the minimum amount of income withholding taxes resulting from payment of the entire Bonus. To the extent that there are not sufficient available shares reserved for issuance under the Equity Incentive Plan (or successor plans) to support Bonus payments otherwise payable in stock, the Company will pay such Bonus payments in cash.

During the first 12 months of his employment term, 50% of Mr. Cockroft’s salary, or $225,000, will be paid in cash. In lieu of cash salary in the amount of the remaining $225,000, the Company granted Mr. Cockroft an inducement award of 463,917 shares of restricted stock (the “Restricted Stock”) upon the commencement of his employment. The Restricted Stock award is subject to transfer and forfeiture restrictions that are scheduled to lapse in four installments as nearly equal in amount as possible on the three, six, nine and twelve month anniversaries of the grant date, subject to continued employment.

Also upon commencement of his employment, Mr. Cockroft was granted (i) a 1,000,000 share stock option award (the “Stock Option”), and (ii) a restricted stock unit award (“RSUs”). The Stock Option has an exercise price equal to $1.00 per share and, subject to continued employment, is scheduled to vest with respect to 250,000 shares on the one-year anniversary of the grant date and, thereafter, is scheduled to vest in 36 monthly installments as nearly equal in amount as possible commencing on the 13th month anniversary of the grant date and continuing on each one month anniversary thereafter. The RSUs have a target payout amount equal to $154,726. The amount of the RSU award actually payable will be determined by the Board (or a compensation committee thereof) based on the satisfaction of 2023 performance objectives. The RSUs will be settled in shares of the Company’s common stock valued at the most recent closing price of the Company’s common stock on the payment date, subject to Mr. Cockroft’s right to forfeit shares to satisfy tax withholding obligations.

The grants of the Restricted Stock award, the Stock Option and the RSUs were made separately from the Company’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”) as inducements material to Mr. Cockroft entering into employment with the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 43 states. As of March 31, 2023, we hold active relationships with wholesale distributors in 50 states, up from 48 states as of December 31, 2022. We are actively working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

Our core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $25 per bottle. Given the Fresh Vine Wine brand’s celebrity backing, “better-for-you” appeal, and overall product quality, we believe that it presents today’s consumers with a unique value proposition within this price category. Additionally, Fresh Vine Wine is one of the very few products available at this price point that includes a named winemaker, Jamey Whetstone.

Our marketing activities focus primarily on consumers in the 21-to-34 year old demographic with moderate to affluent income and on those with a desire to pursue healthy and active lifestyles.

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

	Three months ended
	March 31, 2023
	2023	2022
Net revenue	$408,630	$929,125
Gross profit (loss)	$(3,361)	$317,073
Net loss	$(2,010,824)	$(4,290,711)

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

The following factors and trends in our business have driven our net revenue results and are expected to be key drivers of our net revenue for the foreseeable future:

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

One way in which we will evolve our portfolio is through product extensions. Fresh Vine Wine added a sixth varietal, Sauvignon Blanc, late in the second quarter of 2022 and seventh varietal, Sparkling Rosé, in the third quarter of 2022, currently offering seven varietals (Cabernet Sauvignon, Cabernet Sauvignon Reserve, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, and Sparkling Rosé) within our product portfolio. In the future, we can use the same knowledge and supplier networks to launch new varietals with much greater efficiency than we were previously able to achieve.

Distribution expansion and acceleration: Purchasing by distributors and loyal accounts that continue to feature our wines are key drivers of net revenue. We plan to continue broadening our distributor network, adding new geographies, and increasing each distributor’s average order size as we accelerate growth.

Seasonality: In line with industry norms, we anticipate our net revenue peaking during the quarter spanning from October through December due to increased consumer demand around the major holidays. This is particularly true in our DTC revenue channel, where marketing programs will often be aligned with the holiday season and product promotions will be prevalent.

Revenue Channels

Our sales and distribution platform is built upon a highly developed network of distributor accounts. Within this network, we have signed agreements in place with several of the nation’s largest distributors including Southern Glazer’s Wine & Spirits and RNDC, among others. While we are actively working with these distributors in certain markets, they operate across the United States, and we intend to grow our geographic/market presence through these relationships. The development of these relationships and impacts to our related product mix will impact on our financial results as our channel mix shifts.

●	Wholesale channel: Consistent with sales practices in the wine industry, sales to retailers and distributors occur below SRP (Suggested Retail Price). We work closely with distributors to increase wine volumes and the number of products sold by their retail accounts in their respective territories.

●	DTC channel: Wines sold through our DTC channels are generally sold at SRP, although we do periodically offer various promotions. Our DTC channel continues to grow as a result of a number of factors, including expanded e-commerce sites and social media capabilities.

●	Related party services: We previously entered into service agreements with related parties in the wine industry to provide representation and distribution services. These services were suspended in June 2022 to allow the Company’s lean team to prioritize the growth and expansion of the Fresh Vine Wine brand.

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

	Three months ended March 31,
	2023	2022
Wholesale	71%	57%
Direct to consumer	29%	27%
Related party service	-	16%
	100%	100%

Cost of Revenues

Cost of revenues (or cost of goods sold) is comprised of all direct product costs such as juice, bottles, caps, corks, labels, capsules, storage and shipping. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. We expect that our cost of revenues will increase as our net revenue increases. As the volume of our product input increases, we intend to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue.

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

Results of Operations

	Three months ended
	March 31,
	2023	2022
Net revenue	$408,630	$929,125
Cost of revenues	411,992	612,052
Gross (loss) profit	(3,362)	317,073
Selling, general and administrative expenses	1,672,766	2,705,200
Equity-based compensation	335,992	1,902,584
Loss from operations	(2,012,050)	(4,286,243)
Other income	1,226	4,468
Net loss	$(2,010,824)	$(4,286,243)

Comparison of the Three months ended March 31, 2023 and 2022

Net Revenue, Cost of Revenues and Gross Profit

	Three months ended
	March 31		Change
	2023	2022	$	%
Net revenue	$408,630	$929,125	(520,495)	(56)%
Cost of revenues	411,992	612,052	(200,060)	(33)%
Gross profit (loss)	$(3,362)	$317,073	(320,435)	(101)%

For the three months ended March 31, 2023, net revenue was lower compared to the same periods in 2022 due to timing of orders and seasonality. For the three months ended March 31, 2023, we experienced a decrease of 56% in net revenue compared to the same period in 2022. For the three-month period ended March 31, 2023 the Company experienced a gross loss due to the timing of revenue recognition as net revenues for product shipped were insufficient to cover fixed costs such as storage and shipping fees in combination with variable product costs.

Selling, general and administrative expenses

	Three months ended
	March 31,		Change
	2023	2022	$	%
Selling expenses	$326,920	$303,200	23,720	8%
Marketing expenses	609,810	500,188	109,622	22%
General and administrative expenses	736,037	1,901,812	(1,165,775)	(61)%
Total selling, general and administrative expenses	$1,672,766	$2,705,200	$(1,032,434)	(38)%

For the three months ended March 31, 2023, Selling and Marketing expenses increased 8% and 22%, respectively, compared to the same periods in 2022. The increase in selling expenses primarily relates to our sponsorship agreements in the sports and entertainment industry. The period-over-period increase in marketing expenses primarily resulted from increased advertising, social media marketing, tastings, and other promotion materials and events. General and administrative expenses were reduced primarily due to the reduction of headcount.

Cash Flows

	Three months ended
	March 31,2023,
	2023	2022
Cash provided by (used in):
Operating activities	$(2,091,809)	$(4,542,945)
Investing activities	-	-
Financing activities	2,615,014	(370,838)
Net (decrease) increase in cash	$523,205	$(4,913,783)

Cash used in operating activities decreased in the 2023 period primarily due to the fact that no inventory purchases were made to maintain our inventory levels to meet demand.

Net cash provided by financing activities was $2,615,014, raised in the Rights Offering (detailed in Note 7 in the financial statements) that was completed on March 14, 2023 and net cash used in financing activities of $370,838 for the three months ended March 31, 2022.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately ($2.0) million and ($15.2) million during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $17.8 million and a total stockholders’ equity of approximately $6.4 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business and incur expenses associated with being a public company.

As of March 31, 2023, we had $2,603,540 in cash, accounts receivable of $230,244, inventory of $3,467,838 and prepaid expenses of $1,037,550. On March 31, 2023, current assets amounted to approximately $7.4 million and current liabilities were $1.6 million, resulting in a working capital surplus (with working capital defined as current assets minus current liabilities) of approximately $5.8 million.

On January 27, 2023, we entered into a Global Mutual Compromise, Release and Settlement Agreement (the “Settlement Agreement”) with Janelle Anderson, among others, pursuant to which Ms. Anderson has agreed to dismiss her pending lawsuit against us in exchange for (among other things) a cash payment in the amount of $1,250,000 (less certain attorney fees and relevant taxes and other withholdings) in a lump sum. We recouped approximately $805,000 of this cash payment from insurance coverage. The cash payment was made at the “closing” of the Settlement Agreement, which occurred on February 20, 2023. See Subsequent Events Note in the accompanying financial statements. The cash payment is in addition to $400,000 that we previously paid to Ms. Anderson in January 2023 in respect of 2022 bonus compensation earned by her under her employment agreement while employed by the Company. Our cash payments to Ms. Anderson (net of amounts recouped from insurance) have reduced the amount of our cash reserves, current assets and working capital.

During the first quarter of 2023, on March 14, 2023, the Company completed an offering to its stockholders as of February 22, 2023 of the right to purchase up to 6,366,129 units (“Units”) at a subscription price of $1.00 per Unit (the “Rights Offering”). The Rights Offering resulted in the sale of 3,143,969 Units for aggregate gross proceeds of approximately $3.14 million to the Company. Each Unit consisted of one share of common stock and a warrant to purchase one share of common stock (the “Warrants”). The Warrants were exercisable immediately, expire five years from the date of issuance and have an exercise price of $1.25 per share. If exercised, additional gross proceeds of up to approximately $3.93 million may be received through the exercise of Warrants issued in the Rights Offering. The Company expects to use net proceeds from the sale of the Units, after deducting fees and expenses (including dealer-manager fees) of approximately $2.7 million related to the Rights Offering, to fund its working capital requirements and for general corporate purposes. See note 7 to the accompanying financial statements for additional information on the Rights Offering.

The Company’s revenue generated during the three months ended March 31, 2023 represents a 56% decrease from revenues generated in same period of 2022. The Company’s operating expenses have significantly exceeded its revenues over these periods. During the year ended December 31, 2022, the Company purchased additional inventory in efforts to mitigate supply chain risks and incurred additional expenses in order to invest in sales and marketing activities and increase staffing and infrastructure to position the Company for future growth. Meanwhile, the Company has put in place several cash preservation initiatives starting in the third quarter of 2022.

The Company currently holds no debt and may need to seek additional debt for financing to sustain existing operations. If adequate financing is not available, the Company may be forced to curtail its growth priorities, take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing may be dilutive. At the current pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance, when added to anticipated proceeds from budgeted sales, will be sufficient to fund current operations into the third quarter of 2023, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether. Should this occur, the value of any investment in the Company’s securities could be adversely affected.

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

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Financing Transactions.”

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q. The Company follows these policies in preparation of the financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023 due to the material weaknesses in internal control over financial reporting as described below.

Material Weakness Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions, (ii) the lack of a properly designed control or process in place to reconcile the inventory deposit accounting in a timely manner; (iii) a failure to consider the gross versus net balance sheet treatment for the settlement and related insurance recoverable resulting in a material adjustment to gross up assets and liabilities, (iv) a failure to evaluate the performance conditions for the former Chief Executive Officer’s bonus, resulting in a material entry to record accrued compensation at December 31, 2022, and (v) the lack of properly designed controls to prepare complete and accurate financial statements and footnotes in accordance with US GAAP in a timely manner. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take the actions to implement the processes described below.

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

Inability to prepare complete and accurate financial statements and footnotes. To ensure timely and accurate financial reporting, management intends to hire experienced staff to remedy this material weakness.

Once the above actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated and our internal controls over financial reporting are effective, we will consider these material weaknesses fully addressed.

Changes in Internal Control Over Financial Reporting

The Company continues to evaluate its internal control framework for further enhancements. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is engaged in litigation with Timothy Michaels. See Note 12 to the accompanying financial statements.

The Company was previously engaged in litigation with its former Chief Executive Officer, Janelle Anderson. On January 27, 2023, the Company entered into a Global Mutual Compromise, Release and Settlement Agreement with Ms. Anderson, among others, pursuant to which the lawsuit was dismissed with prejudice on March 6, 2023. See Note 12 to the accompanying financial statements.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In conjunction with entering into the Settlement Agreement with Janelle Anderson, Rick Nechio and Damian Novak entered into Agreements to Forfeit Shares of Common Stock pursuant to which each agreed to forfeit and transfer back to the Company without consideration 250,000 shares of common stock of the Company held by them (a total of 500,000 shares), to enable the Company to issue the Anderson Consulting Shares to Ms. Anderson without subjecting the Company’s other stockholders to dilution. The share forfeitures were effected on February 20, 2023. See “Item 1 – Legal Proceedings - Janelle Anderson Litigation Settlement” for additional information.

The following table provides information reflecting the share forfeitures, which were the only acquisitions made by the Company of its outstanding common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs
(Jan. 1 – Jan. 31, 2023)	-	$-	-	-
(Feb. 1 – Feb. 28, 2023)	500,000	$-	-	-
(Mar. 1 – Mar. 31, 2023)	-	$-	-	-
Total	500,000	$-	-	-

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

FRESH VINE WINE, INC.

Date: May 22, 2023	By:	/s/ Roger Cockroft
Roger Cockroft
Chief Executive Officer

Date: May 22, 2023	By:	/s/ Keith Johnson
Keith Johnson
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

