Form 10-Q
period 2023-06-30
Fresh Vine Wine, Inc.
filed 2023-08-14
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, the registrant had 15,976,227 shares of common stock outstanding.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

June 30, 2023 (Unaudited) and December 31, 2022

	June 30,	December 31,
	2023	2022

Assets
Current assets
Cash	$476,729	$2,080,335
Accounts receivable	133,341	259,317
Due from employees, net	-	37,733
Insurance recovery receivable	-	804,907
Inventories	1,496,007	3,696,198
Deferred offering costs	-	68,286
Prepaid expenses and other	1,192,356	961,211
Total current assets	3,298,433	7,907,987

Prepaid expenses (long term)	521,668	678,167

Total Assets	$3,820,101	$8,586,154

Liabilities, and Stockholders’ Equity
Current liabilities
Accounts payable	$673,531	$589,204
Accrued compensation	-	420,413
Settlement payable	-	1,250,000
Accrued expenses	566,218	422,931
Accrued expenses - related parties	220,000	280,000
Deferred revenue	1,289	10,000
Total current liabilities	1,461,038	2,972,548

Total Liabilities	1,461,038	2,972,548

Stockholders’ Equity
Preferred stock, $0.001 par value - 25,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value - 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 17,017,558 and 12,732,257 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	17,017	12,732
Additional paid-in capital	24,595,025	21,420,732
Accumulated deficit	(22,252,979)	(15,819,858)
Total Stockholder’s Equity	2,359,063	5,613,606

Total Liabilities and Stockholders’ Equity	$3,820,101	$8,586,154

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Wholesale revenue	$159,232	$657,927	$447,606	$1,187,767
Direct to consumer revenue	170,893	215,110	291,149	463,511
Related party service revenue	-	146,340	-	297,224
Total Net Revenue	330,125	1,019,377	738,755	1,948,502

Cost of revenues	2,329,655	836,052	2,741,647	1,448,104
Gross profit (loss)	(1,999,530)	183,325	(2,002,892)	500,398

Selling, general and administrative expenses	1,970,380	4,050,066	3,643,145	6,755,264
Equity-based compensation	452,427	697,638	788,350	2,600,224
Operating Loss	(4,422,337)	(4,564,379)	(6,434,387)	(8,855,090)

Other income	40	5,489	1,266	9,957

Net Loss	$(4,422,297)	$(4,558,890)	$(6,433,121)	$(8,845,133)

Weighted Average Shares Outstanding
Basic	16,606,442	12,534,045	14,983,854	12,417,763
Diluted	16,606,442	12,534,045	14,983,854	12,417,763

Net Loss per Share - Basic	$(0.27)	$(0.36)	$(0.43)	$(0.71)
Net Loss per Share - Diluted	$(0.27)	$(0.36)	$(0.43)	$(0.71)

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Month Periods Ended June 30, 2023 and 2022

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2021	-	-	12,200,013	$12,200	$17,681,141	$(617,351)	$17,075,990

Equity-based compensation	-	-	285,184	285	1,824,049	-	1,824,334

Net Income (Loss)	-	-	-	-	-	(4,286,243)	(4,286,243)
Balances at March 31, 2022	-	-	12,485,197	$12,485	$19,505,190	$(4,903,594)	$14,614,081

Equity-based compensation			247,060	247	619,143	0	619,390

Net Income (Loss)					-	(4,558,890)	(4,558,890)
Balances at June 30, 2022	-	-	12,732,257	$12,732	$20,124,333	$(9,462,484)	$10,674,581
Balances at December 31, 2022	-	-	12,732,257	$12,732	$21,420,732	$(15,819,858)	$5,613,606

Rights Offering - common stock and warrants issued	-	-	3,149,969	3,144	2,543,584	-	2,546,728
Equity-based compensation	-	-	500,000	500	257,172	-	257,672

Stock Forfeiture	-	-	(500,000)	(500)	500	-	-

Net income (loss)	-	-	-	-	-	(2,010,824)	(2,010,824)

Balances at March 31, 2023	-	-	15,876,226	$15,876	$24,221,988	$(17,830,682)	$6,407,182

Equity-based compensation	-	-	1,141,332	1,141	373,037	-	374,178

Net income (loss)	-	-	-	-	-	(4,422,297)	(4,422,297)

Balances at June 30, 2023	-	-	17,017,558	$17,017	$24,595,025	$(22,252,979)	$2,359,063

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30

(Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net loss	$(6,433,121)	$(8,845,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	3,990
Equity-based compensation	788,350	2,600,224
Inventory write-down	1,732,500	-
Allowance for doubtful accounts	37,733
Changes in operating assets and liabilities
Accounts receivable	125,975	(548,600)
Insurance recovery receivable	804,907
Accounts receivable - related parties	-	(492,409)
Receivables with recourse	-	146,314
Related party receivables	-	(3,413)
Inventories	467,691	(3,610,687)
Prepaid expenses and other	(231,145)	(361,559)
Accounts payable	84,327	54,120
Accrued compensation	(420,413)	316,815
Settlement Payable	(1,250,000)	-
Accrued expenses	143,287	392,837
Accrued expenses - related parties	(60,000)	(209,617)
Deferred revenue	(8,711)	(547)
Related party payables	-	109,392
Net cash used in operating activities	(4,218,620)	(10,448,273)

Cash Flows from Financing Activities
Payments of related party notes payable	-	(216,000)
Payments of outstanding secured borrowings	-	(171,069)
Proceeds from rights offering - net of issuance costs	2,615,014	-

Net cash provided by (used in) financing activities	2,615,014	(387,069)

Net (Decrease) in Cash	(1,603,606)	(10,835,342)

Cash - Beginning of Year	2,080,335	16,063,941

Cash - End of Year	$476,729	$5,228,599

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include contingent liabilities, allowance for doubtful accounts, inventory allowances, equity-based compensation for employees and non-employees, and the valuation of deferred tax assets.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $22.3 million as of June 30, 2023. Cash flows used in operating activities were $4.2 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had approximately a $1.8 million of working capital, inclusive of $477,000 in cash and cash equivalents.

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

As discussed in Note 13 Subsequent Events, in August of 2023, the Company received gross proceeds of $400,000 from a preferred stock offering of up to $1.0 million. In addition, the company has reduced its workforce to two full time employees and has taken steps to generate some cash from selective liquidation of some of its inventory.

The Company will need to seek additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and without receipt of additional financing (but assuming the receipt of funds upon the Second Closing and the Option Closing under the Securities Purchase Agreement (as such terms are defined in Note 13 – Subsequent Events) and the receipt of proceeds from the expected sales of inventory under purchase orders from a discount retailer entered into in the third quarter, the Company projects that the existing cash balance will be sufficient to fund current operations into the fourth quarter of 2023, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

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

The following table presents the percentages of total revenue disaggregated by sales channels for the three and six month periods ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Wholesale	48.2%	64.5%	60.6%	61%
Direct to consumer	51.8%	21.1%	39.4%	24%
Related party service	0.0%	14.4%	0.0%	15%
Total revenue	100.0%	100%	100.0%	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Fresh Vine Wine shareholders	$(4,422,297)	$(4,458,890)	$(6,433,121)	$(8,845,133)

Denominator:
Basic – weighted shares outstanding	16,606,442	12,534,045	14,983,854	12,417,763
Dilutive effect from shares authorized	-	-	-	-
Diluted – weighted shares outstanding	16,606,442	12,534,045	14,983,854	12,417,763

Basic loss per share attributable to Fresh Vine Wine shareholders:	$(0.27)	$(0.36)	$(0.43)	$(0.71)
Diluted loss per share attributable to Fresh Vine Wine shareholders:	$(0.27)	$(0.36)	$(0.43)	$(0.71)

At June 30, 2023 and 2022, 4,826,446 and 1,888,336 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

4. INVENTORIES

Inventories primarily include bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. The Company completed an evaluation of the net realizable value of our inventory during the three months ended June 30, 2023. As a result of this evaluation, the Company recorded a $1.7 million inventory write down to reflect it at its net realizable value, which is recorded in cost of revenue in the financial statements. Inventories consist of the following at:

	June 30, 2023	December 31, 2022
Inventory – finished goods	$1,496,007	$3,683,159
Inventory – merchandise	-	13,039
Total	$1,496,007	$3,696,198

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	June 30, 2023	December 31, 2022
Prepaid marketing expenses – current	$313,000	$313,000
Prepaid marketing expenses – long-term	521,668	678,167
Inventory deposits	293,824	569,377
Other prepaid expenses	585,532	78,834
Total	$1,714,024	$1,639,378

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	June 30,	December 31,
	2023	2022
Sponsorship agreements	$411,157	$234,494
Accrued credit card charges	-	21,013
General trade payable accruals	134,433	107,424
Other accrued expenses	20,628	60,000
Total	$566,218	$422,931

The sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments range from $103,000 to $216,000 per agreement. The total expense relating to these agreements for the three and six month periods ended June 30, 2023 was $123,998 and $176,662, respectively. The total expense relating to these agreements for the three and six month periods ended June 30, 2022 was $184,720 and $366,158, respectively.

Accrued credit card charges primarily consist of warehouse, shipping and other operating costs paid via a Company credit card as a tool for managing cashflow.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

7. STOCKHOLDERS EQUITY

Rights offering

During the first quarter of 2023, the Company distributed, at no charge to holders of the Company’s common stock, non-transferable subscription rights to purchase up to an aggregate of 6,366,129 Units. Each Unit consisted of one share of our common stock and a Warrant to purchase one share of our common stock. The Warrants were exercisable immediately, expire five years from the date of issuance and have an exercise price of $1.25 per share. For each share of common stock held by a stockholder of the Company on February 22, 2023, the record date of the Rights Offering, such stockholder received 0.5 subscription rights. Each whole subscription right allowed the holder thereof to subscribe to purchase one Unit, which we refer to as the basic subscription right, at a subscription price of $1.00 per Unit. In addition, any holder of subscription rights exercising his, her or its basic subscription right in full was eligible to subscribe to purchase additional Units that remained unsubscribed in the Rights Offering at the same subscription price per Unit that applied to the basic subscription right, subject to proration among participants exercising their over-subscription privilege, which we refer to as the over-subscription privilege. Upon the closing of the Rights Offering, which occurred on March 14, 2023, we issued 3,143,969 shares of common stock and 3,143,969 warrants and received aggregate gross cash proceeds of approximately $3.14 million. After deducting dealer-manager fees and other fees and expenses related to the Rights Offering, we received net proceeds of approximately $2.6 million. If exercised, additional gross proceeds of up to approximately $3.93 million may be received through the exercise of warrants issued in the Rights Offering.

8. EQUITY BASED COMPENSATION

As of June 30, 2023, there was $834,668 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets. The estimated expense for various marketing and advertising services in exchange for common stock, for the periods subsequent to June 30, 2023 is as follows:

Advertising and Marketing Expense
2023	156,500
2024	313,000
2025	313,000
2026	52,168
$834,668

Restricted Stock Units

On April 24, 2023 the Company granted 319,023 restricted stock units to its Chief Executive Officer. On May 11, 2023 the Company granted 170,958 restricted stock units to its Executive Vice President Sales and Marketing. On May 25, 2023, the Company granted 124,902 restricted stock units to its Chief Financial Officer. Restricted stock units represent the right to receive one share of common stock from the Company upon vesting. These restricted stock units had a vesting period that coincided with the company filing its Form 10-K for the year ended on December 31, 2023 and had a stipulation that each of the Executives attained performance objectives.

Restricted stock unit activity for the six months ended June 30, 2023 was as follows:

Weighted
Average
Remaining
Contractual
	Number of	Term
	RSUs	(Years)
Outstanding at December 31, 2022	-	-
Granted	614,883	0.9
Vested or released	-	-
Forfeited	-	-
Outstanding at June 30, 2023	614,883	0.7

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Shares of Restricted Stock

During the first quarter of 2023, 6,666 shares of restricted stock from previous periods were forfeited by employees that terminated their employment. There was a new grant of 500,000 shares of restricted stock which relates to the settlement reached with a previous employee, as further disclosed in Note 12. On April 24, 2023 the Company granted 463,917 restricted stock to its Chief Executive Officer. On May 11, 2023 the Company granted 380,952 restricted stock to its Executive Vice President Sales and Marketing. On May 25, 2023, the Company granted 196,463 restricted stock to its Chief Financial Officer. In addition, the Company Board of Directors were granted 100,000 shares of restricted stock. Stock compensation expense related to restricted stock issuances for the three and six month periods ended June 30, 2023 was $304,558 and $493,058, respectively. Stock compensation expense related to restricted stock for the three and six month periods ended June 30, 2022 was $675,339 and $2,277,136, respectively. Total unrecognized equity-based compensation expense is $116,441, net of known forfeitures, related to restricted stock as of June 30, 2023.

Restricted stock activity during the six-month period ended June 30, 2023 was as follows:

		Weighted
		Average
	Number of	Remaining
	Shares of	Vesting
	Restricted	Term
	Stock	(Years)
Outstanding at December 31, 2022	6,666	0.9
Granted	1,641,332	0.6
Vested or released	(25,000)	-
Forfeited	(6,666)	-
Outstanding at June 30, 2023	1,616,332	0.3

Vendor Stock Awards

Vendor stock award activity subject to revenue-related performance conditions during the six-month period ended June 30, 2023 was as follows:

	Number of Shares of Vendor Stock Awards	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2022	1,030,000	2.25
Granted	-	-
Vested	-	-
Expired	-	-
Outstanding at June 30, 2023	1,030,000	1.75

For stock awards that contain revenue-related performance conditions, compensation cost is recognized in the period in which it becomes probable that the performance condition will be satisfied. During the second quarter of 2023, it has become not probable that the revenue-related performance will be achieved. Accordingly, the Company has reversed the $15,500 of expense recorded in the first quarter and has not booked any expense in the second quarter. Stock compensation expense related to vendor stock awards subject to revenue-related performance conditions totaled $0 and $0 for the six months ended June 30, 2023 and 2022, respectively.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Stock Options

Stock option activity as of and during the six-month period ended June 30, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	1,574,892	9.67	8.94
Granted	1,500,000	0.50	5.00
Exercised	-	-	-
Forfeited	(3,333)	2.78	-
Outstanding at June 30, 2023	3,071,559	5.20	6.72
Exercisable at June 30, 2023	71,559	3.03	9.17

Stock compensation expense related to options issued amounted to $138,791 and $173,242 for the six months ended June 30, 2023 and 2022 respectively. Total unrecognized equity-based compensation expense is $38,045, net of known forfeitures, related to stock options as of June 30, 2023.

Warrants

During the first half of 2023, no warrants from previous periods were exercised or forfeited. As described above, 3,143,969 warrants were granted as part of the Rights Offering, as disclosed in Note 7.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	110,000	12.00	3.71
Granted	3,143,969	1.25	5.00
Exercised	-		-
Forfeited			-
Outstanding at June 30, 2023	3,253,969	1.61	4.66

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

9. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of June 30, 2023. No income tax expense or benefit was recorded for the six month periods ended June 30, 2023 and 2022 due to the Company’s net loss position.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

10. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labeling, and packaging. The Company purchases finished goods through blanket sales orders that require a minimum 20% deposit. In addition to the purchases of finished goods, the Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the six month periods ended June 30, 2023 and 2022, substantially all of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers as needed for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from two national distributor customers that operate in several markets. For the three and six month periods ended June 30, 2023 and 2022, approximately 71% and 60% respectively of the Company’s wholesale revenue came from these two customers. As of June 30, 2023 and 2022, these customers accounted for approximately 58% and 69% respectively of accounts receivable.

11. COMMITMENTS AND CONTINGENCIES

During March 2021, the Company entered into two license agreements with the Class F partner investors for marketing and advertising services. The agreements require ongoing payments of $300,000 per agreement each year for an initial term of five years. Additionally, the agreements require the Company to reimburse out of pocket expenses related to promotion of the Company’s products. In November 2021, the agreements were amended to include, among other provisions, partners investor options to terminate the agreements if a $5 million EBITDA threshold is not met in either 2022 or 2023. The net expense relating to the agreements was $120,000 and $240,000 for the three and six month periods ended June 30, 2023. The net expense was $120,000 and $140,000 for the three and six month periods ended June 30, 2022.

License Agreements

The estimated expense related to the license agreements for the periods ending December 31 subsequent to June 30, 2023 is as follows:

Advertising and Marketing Expense
2023	$240,000
2024	480,000
2025	480,000
2026	80,000
$1,280,000

Sponsorship Agreements

The estimated expense for the sponsorship agreements as described in Note 6 for the periods ending December 31 subsequent to June 30, 2023 is as follows:

Advertising and Marketing Expense
2023	$195,763
2024	160,147
$355,910

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

As consideration for Ms. Anderson’s dismissal and release, and provided that she does not revoke or rescind the Settlement Agreement within prescribed time periods, the Company agreed to make a cash payment to Ms. Anderson in the amount of $1,250,000, less certain attorney fees and relevant taxes and other withholdings, in a lump sum. The Company recouped approximately $805,000 of this cash payment from insurance coverage. The cash payment is in addition to the $400,000 that the Company previously paid to Ms. Anderson in January 2023 in respect of 2022 bonus compensation earned by Ms. Anderson under her employment agreement while employed by the Company. Also as contemplated by the Settlement Agreement, the Company and Ms. Anderson agreed to enter into a consulting agreement (the “Anderson Consulting Agreement”) pursuant to which Ms. Anderson would provide certain consulting services to the Company for a period of six months. As consideration for such services, the Company agreed to grant and issue to Ms. Anderson 500,000 shares of the Company’s common stock (the “Anderson Consulting Shares”) from the Company’s 2021 Equity Incentive Plan (the “Anderson Consulting Share Grant”). The cash payment and the Anderson Consulting Share Grant were scheduled to be made at the “closing” of the Settlement Agreement (the “Settlement Closing”), subject to Ms. Anderson not revoking or rescinding the Settlement Agreement during the applicable revocation period. The Settlement Closing was completed on February 20, 2023, with prejudice. No additional expense has been recorded during 2023 regarding this matter.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Also pursuant to the Settlement Agreement, Damian Novak, former Executive Chairman and director, resigned as Executive Chairman and removed himself from his management duties with the Company effective February 20, 2023, and has resigned from our board of directors promptly following completion of the subscription rights offering on March 14, 2023. In addition, Rick Nechio, the Company’s former interim Chief Executive Officer and director, resigned from our board of directors effective February 20, 2023.

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

13. SUBSEQUENT EVENTS

Management Change

Effective July 19, 2023, the Board of Directors of the Company (the “Board”) appointed Michael Pruitt to serve as Interim Chief Executive Officer of the Company, succeeding Roger Cockroft.

Series A Convertible Preferred Stock

On August 2, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement (the “Offering”) shares of a newly created series of preferred stock designated as “Series A Convertible Preferred Stock” (the “Series A Stock”).

Pursuant to the Securities Purchase Agreement, the Purchasers collectively agreed to purchase up to 10,000 shares of Series A Stock at a per share purchase price equal to $100.00 (the “Stated Value”), for total gross proceeds of up to $1.0 million. The Purchasers agreed to purchase 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at an initial closing of the Offering (the “Initial Closing”), which occurred on August 2, 2023. The Securities Purchase Agreement provides that the Company will issue and sell to the Purchasers, and the Purchasers will purchase, an additional 4,000 shares of Series A Stock at a second closing (the “Second Closing”) that is scheduled to occur within 30 days following the Initial Closing, subject to satisfaction of applicable closing conditions. Pursuant to the Securities Purchase Agreement, the Purchasers may elect, but are not required, to purchase an additional 2,000 shares of Series A Stock from the Company at a closing (the “Optional Closing”) within 60 days following the date of the Initial Closing. There is no guaranty the Second Closing or the Optional Closing will occur.

Each share of Series A Stock is convertible, at any time and from time to time from and after the date of the Initial Closing at the option of the holder thereof, into the number of shares of common stock (“Conversion Shares”) calculated by dividing the Stated Value by a conversion price (the “Conversion Price”) of $0.10. However, if the Company’s common stock fails to continue to be listed or quoted for trading on a stock exchange, then the Conversion Price thereafter will mean the lesser of (i) $0.10, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the Conversion Price shall not be less than $0.05 (the “Floor Price”). The Conversion Price is subject to standard adjustments based stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing Conversion Price.

The Series A Stock contains “blocker” provisions restricting the holders’ ability to exercise conversion rights if the issuance of Conversion Shares would result in such holder beneficially owning in excess of 4.99% of the Company’s common stock. In addition, a Series A Stock holder’s ability to convert Series A Stock to common stock will be subject to an “Exchange Share Cap” and an “Individual Holder Share Cap.” Under the Exchange Cap, the total number of shares of common stock issuable upon conversion of outstanding Preferred Shares, when added to any previously issued Dividend Shares (as defined below), may not exceed 19.9% of the Company’s issued and outstanding common stock immediately prior to the date on which shares of Series A Stock are first issued. Under the Individual Holder Share Cap, no holder of Series A Stock will have the right to acquire common stock upon conversion of the Series A Stock if the issuance of shares of common stock would result in converting holder beneficially owning in excess of 19.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Exchange Share Cap and the Individual Holder Share Cap will not apply if the Company obtains stockholder approval to issue the shares of common stock exceeding the applicable cap as required by the NYSE American LLC Company Guide.

Each holder of a share of Series A Stock is entitled to receive dividends payable, subject to certain conditions, in cash or shares of common stock (“Dividend Shares”) valued as either (i) the then applicable Conversion Price, or (ii) 50% of the then current market price of the Company’s common stock, at the dividend rate of 12% per annum. Dividends are cumulative and will be payable on July 31st of each year. However, the Company may not pay dividends by issuing Dividend Shares if and to the extent that the issuance of such Dividend Shares, when added to all Conversion Shares previously issued upon prior conversions of Series A Stock and previously issued Dividend Shares (if any), would exceed the Exchange Share Cap or result in a Series A Stock holder beneficially owning shares of common stock in excess of the Individual Holder Share Cap, in each case unless the Company obtains stockholder approval for such issuances.

The shares of Series A Stock will vote with the common stock as a single class on all matters submitted to a vote of stockholders of the Company other than any proposal to approve the issuance of shares of common stock in excess of the Exchange Share Cap or the Individual Holder Share Cap. The Preferred Shares will vote on an as-converted to common stock basis, taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap, if and as applicable; however, solely for purposes of determining voting rights, the Conversion Price shall be equal to the most recent closing sale price of the Common Stock as of the execution and delivery of the Securities Purchase Agreement, which was $0.47.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Holders shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 150% times the Stated Value for each share of Series A Stock before any distribution or payment shall be made to the holders of any junior securities and (ii) then be entitled to participate in the distribution of remaining assets with the holders of common stock on an as-if-converted to common stock basis (disregarding for such purposes any conversion limitations).

The Company may redeem (i) up to 75% of the issued and outstanding shares of Series A Stock for a price per share equal to 150% of the Stated Value thereof if such redemption occurs within six months from the date of issuance, and (ii) up to 50% of the issued and outstanding shares of Series A Stock for a price per share equal to 200% of the Stated Value thereof if such redemption occurs after six months but before the expiration of twelve months from the date of issuance.

Other Events

On August 8, 2023, the Company received written letters from each of Nina Dobrev and Jaybird Investments, LLC notifying the Company that it is in default of their respective license agreements based on failure to pay their August 2023 license fees (each, a “Notice”). Each Notice also stated that it serves as written notice of termination of the respective license agreements, effective 30 days from delivery of the Notice (the “Termination Date”), which shall occur without further action or notice if the Company’s payment of the applicable August license fee is not made prior to the Termination Date.

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

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 43 states. As of June 30, 2023, we hold active relationships with wholesale distributors in 50 states, up from 48 states as of December 31, 2022. We are actively working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue	$330,125	$1,019,377	$738,755	$1,948,502
Gross profit (loss)	$(1,999,530)	$183,325	$(2,002,892)	$500,398
Net loss	$(4,422,297)	$(4,558,890)	$(6,433,121)	$(8,445,133)

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

The following factors and trends in our business have driven our net revenue results and are expected to be key drivers of our net revenue for the foreseeable future:

Brand recognition: As we expand our marketing presence and drive visibility through traditional and modern marketing methods, we expect to build awareness and name recognition for Fresh Vine Wine in consumers’ minds. Brand awareness will be built substantially through social media channels, where we are currently able to access more than 30 million potential consumers through our celebrities’ Instagram and Facebook platforms.

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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Wholesale	48.2%	64.5%	60.6%	61%
Direct to consumer	51.8%	21.1%	39.4%	23.8%
Related party service	0.0%	14.4%	%	15.2%
Total revenue	100.0%	100%	100%	100%

Cost of Revenues

Cost of revenues (or cost of goods sold) is comprised of all direct product costs such as juice, bottles, caps, corks, labels, capsules, storage and shipping. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. We expect that our cost of revenues will increase as our net revenue increases. As the volume of our product input increases, we intend to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue. The Company completed an evaluation of the net realizable value of our inventory during the three months ended June 30, 2023. As a result of this evaluation, the Company recorded a $1.7 million inventory write down to reflect it at its net realizable value, which is recorded in cost of revenue in the financial statements.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue	$330,125	$1,019,377	$738,755	$1,948,502
Cost of revenues	$2,329,655	$836,052	$2,741,647	$1,448,104
Gross profit (loss)	$(1,999,530)	$183,325	$(2,002,892)	$500,398
Selling, general and administrative expenses	$1,970,380	$4,050,066	$3,643,145	$6,755,264
Equity-based compensation	$452,427	$697,638	$788,350	$2,600,224
Loss from operations	$(4,422,337)	$(4,564,379)	$(6,434,387)	$(8,855,090)
Other income	$40	$5,489	$1,266	$9,957
Net loss	$(4,422,297)	$(4,558,890)	$(6,433,121)	$(8,845,133)

Comparison of the Three and Six months ended June 30, 2023 and 2022

Net Revenue, Cost of Revenues and Gross Profit

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Net revenue	$330,125	$1,019,377	(689,252)	-67.6%	$738,755	$1,948,502	(1,209,747)	-62.1%
Cost of revenues	$2,329,655	$836,052	1,493,603	178.6%	$2,741,647	$1,448,104	1,293,543	89.3%
Gross profit (loss)	$(1,999,530)	$183,325	(2,182,855)	-1190.7%	$(2,002,892)	$500,398	(2,503,290)	-500.3%

For the three and six months ended June 30, 2023, we experienced a decrease of 68% and 62%, respectively, in net revenue compared to the same periods in 2022. The decrease in net revenue was attributable to decreasing sales and marketing spending, the termination of related party sales agreements and increased billbacks. The cost of revenues increased during the three and six months ended June 30, 2023 179% and 89%, respectively, compared to the same periods in 2022. The cost of revenues for the three and six months ended June 30, 2023 included an inventory write-down of $1.7 million.

Selling, general and administrative expenses

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Selling expenses	$265,201	$420,732	(155,531)	-37.0%	$592,121	$723,932	(131,811)	-18.2%
Marketing expenses	550,492	1,173,679	(623,187)	-53.1%	1,160,302	1,673,868	(513,566)	-30.7%
General and administrative expenses	$1,154,687	$2,455,655	(1,300,968)	-53.0%	$1,890,722	$4,357,464	(2,466,742)	-56.6%

For the three and six months ended June 30, 2023, selling, general and administrative expenses decreased 51% and 46%, respectively, compared to the same periods in the 2022. Selling, general and administrative expense decreases were largely driven by certain one-time charges associated with the leadership transition described, as well as decreases in general and administrative expenses due to lower staffing headcount and related salaries and additional consulting, legal and financial expenses as operational activity decreased from 2023 to 2022.

Cash Flows

	Six months ended
	June 30,
	2023	2022
Cash provided by (used in):
Operating activities	$(4,218,620)	$(10,448,273)
Investing activities	-	-
Financing activities	2,615,014	(387,069)
Net (decrease) in cash	$(1,603,606)	$(10,835,342)

Cash used in operating activities decreased in the 2023 period primarily due to the fact that no inventory purchases were made in 2023 to maintain our inventory levels to meet demand.

Net cash provided by financing activities was $2,615,014, raised in the Rights Offering (detailed in Note 7 in the financial statements) that was completed on March 14, 2023 for the six months ended June 30, 2023 and net cash used in financing activities of $387,069 for the six months ended June 30, 2022.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $6.4 million and $15.2 million during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $22.3 million and a total stockholders’ equity of approximately $2.4 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of June 30, 2023, we had $0.5 million in cash, accounts receivable of $133,000, inventory of $1.5 million and prepaid expenses of $1.7 million. On June 30, 2023, current assets amounted to approximately $3.3 million and current liabilities were $1.5 million, resulting in a working capital surplus (with working capital defined as current assets minus current liabilities) of approximately $1.8 million.

Since the commencement of its operations, the Company’s operating and other expenses have continued to significantly exceed its revenues. The Company put in place cash preservation initiatives in the second half of 2022, including a strategic restructuring plan aimed at cash resources while continuing to focus on accelerating sales growth. That plan resulted in the termination of members of the Company’s internal sales team, the engagement of a third party vendor positioned to more efficiently and effectively facilitate sales, and the engagement of a third party vendor to manage marketing initiatives and drive growth within the Direct-to-Consumer sales channel.

Upon the April 2023 hiring of Roger Cockroft, the Company’s former Chief Executive Officer, the Company undertook a review of the Company’s operations and strategic plans, and took measures aimed at improving the Company’s operational efficiency, curtailing operating expenses and further preserving cash resources. In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 22, 2023, the Company projected that its then-existing cash balance, when added to anticipated proceeds from budgeted sales, would be sufficient to fund operations into the third quarter of 2023, after which additional financing or capital will be needed to satisfy obligations.

During June and July 2023, the Company continued to work aggressively to identify prospective new sources of capital, while working with advisors to assess and improve its liquidity position, including from the sale of existing inventory. Early in the third quarter, the Company entered into purchase orders for the sale of up to 45,000 cases of the Company’s wine to Grocery Outlet, a discount retailer. The Company expects that sales of such inventory will occur over the next 3 months and expects to obtain sales proceeds totaling approximately $800,000 from such sales. Receipt of such revenues is subject to the purchase orders being filled and applicable payment terms.

On August 2, 2023, the Company entered into a Securities Purchase Agreement dated (the “Securities Purchase Agreement”) with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement (the “Offering”) shares of a newly created series of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Stock”). The rights and preferences of the Series A Stock were described in the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2023.

Pursuant to the Securities Purchase Agreement, the Purchasers collectively agreed to purchase up to 10,000 shares of Series A Stock at a per share purchase price equal to $100.00, for total gross proceeds of up to $1.0 million. The Purchasers agreed to purchase 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at an initial closing of the Offering (the “Initial Closing”), which occurred on August 4, 2023. The Securities Purchase Agreement provides that the Company will issue and sell to the Purchasers, and the Purchasers will purchase, an additional 4,000 shares of Series A Stock at a second closing (the “Second Closing”) that is scheduled to occur within 30 days following the Initial Closing, subject to satisfaction of applicable closing conditions. Pursuant to the Securities Purchase Agreement, the Purchasers may elect, but are not required, to purchase an additional 2,000 shares of Series A Stock from the Company at a closing (the “Optional Closing”) within 60 days following the date of the Initial Closing. There is no guaranty the Second Closing or the Optional Closing will occur.

The Company previously engaged The Oak Ridge Financial Services Group, Inc. to serve as a financial adviser to the Company in connection with the capital raising activities. The Company paid Oak Ridge a $10,000 cash advisory fee upon commencement of the engagement and, in connection with the Offering, the Company has agreed to pay the Oak Ridge a cash fee equal to 5.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses.

The Company will need to seek additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and without receipt of additional financing (but assuming the receipt of funds upon the Second Closing and the Option Closing under the Securities Purchase Agreement and the receipt of proceeds from the sales of inventory under the Grocery Outlet purchase orders, the Company projects that the existing cash balance will be sufficient to fund current operations into the fourth quarter of 2023, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Financing Transactions,” Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 under the caption “Financing Transactions,” and as described in this report under the caption “Liquidity and Capital Resources.”

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023 due to the material weaknesses in internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

The Company continues to evaluate its internal control framework for further enhancements. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is engaged in litigation with Timothy Michaels. See Note 12 to the accompanying financial statements.

Item 1A. Risk Factors

We need to hire additional executive officers and other personnel.

The employment of Roger Cockroft, our former Chief Executive Officer, and Hitesh Dheri, our former Chief Financial Officer, terminated on July 14, 2023. Our executive management is currently comprised of an Chief Executive Officer and a Chief Financial Officer, both of whom are serving in interim positions. Our future success will be dependent upon us locating and retaining qualified individuals who will serve as executive officers on a permanent basis and lead our Company and our business operations. We cannot predict when we will be able locate such individuals and, based on our current financial position, the terms of employment that we may offer could impede our ability to do so.

We have relied heavily on celebrities to endorse our wines and market our brand.

Our brand, and to a large extent our direct-to-consumer sales outlet, has been heavily dependent on the positive image and public popularity of, and affinity towards, Nina Dobrev and Julianne Hough. Ms. Dobrev and Ms. Hough have served as celebrity spokespersons and ambassadors of our company, have actively endorsed our wines on their sizable social media and other outlets, and are considered by many to be the face of our brand. Under our license agreements with Ms. Dobrev and Jaybird Investments, LLC (an entity managed by Ms. Hough), each of Ms. Dobrev and Ms. Hough has granted us a license to use her pre-approved name, likeness, image, and other indicia of identity, as well as certain content published by her on her social media and other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our wine. Although the terms of the license agreements are scheduled to run until March 2026, each of Ms. Dobrev and Ms. Hough will have the right to terminate her agreement if as of the end of calendar year 2023, we have not achieved at least $5.0 million in EBITDA in either fiscal 2022 or fiscal 2023. Based on our operating performance to date, it is highly unlikely that we will meet that EBITDA threshold.

Ms. Dobrev and Ms. Hough also have the right to terminate their respective agreement earlier upon a material breach by our company that is not cured within 30 days after receiving notice of such breach. On August 8, 2023, the Company received written letters from each of Ms. Dobrev and Jaybird Investments, LLC, notifying the Company that it is in default of their respective license agreements based on failure to pay their August 2023 license fees (each, a “Notice”). Each Notice also stated that it serves as written notice of termination of the respective license agreements, effective 30 days from delivery of the delivery date of the Notice (the “Termination Date”), which shall occur without further action or notice if the Company’s payment of the applicable August license fee is not made prior to the Termination Date.

If Ms. Dobrev and Ms. Hough are entitled to and elect to terminate the license agreements after 2023,or earlier upon a breach of the agreements by us, the rights and licenses granted to us will be revoked and we will be required to cease the marketing and sale of products that feature their name, likeness, image, and other indicia of identity after a 90 day run-off period. In such event, we will be required to refocus our marketing and brand promotion efforts, which may adversely affect our business and results of operations.

We continue to be engaged in litigation with our former Chief Operating Officer may become subject to other litigation arising in the ordinary course of business or otherwise.

As disclosed under Item 1 – Legal Proceedings, the Company has been involved in litigation with its former Chief Operating Officer. From time to time, we may also become party to other litigation in the ordinary course of our operations or otherwise, including in connection with commercial disputes, employment disputes, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or, securities-related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties, or fines as well as reputational damage to our company and our wine brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgments for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, results of operations and financial results. Even in the absence of adverse judgments, defense costs associated with such litigation may have a material adverse effect on our company’s cash position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 8, 2023, the Company received written letters from each of Nina Dobrev and Jaybird Investments, LLC notifying the Company that it is in default of their respective license agreements based on failure to pay their August 2023 license fees (each, a “Notice”). Each Notice also stated that it serves as written notice of termination of the respective license agreements, effective 30 days from delivery of the Notice (the “Termination Date”), which shall occur without further action or notice if the Company’s payment of the applicable August license fee is not made prior to the Termination Date. See “Item 1A Risk Factors - We have relied heavily on celebrities to endorse our wines and market our brand.”

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

FRESH VINE WINE, INC.

Date: August 14, 2023	By:	/s/ Michael Pruitt
Michael Pruitt
Interim Chief Executive Officer

Date: August 14, 2023	By:	/s/ Keith Johnson
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