Form 10-Q
period 2023-09-30
Fresh Vine Wine, Inc.
filed 2023-11-14
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 001-41147

Fresh Vine Wine, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 78984	Charlotte, NC 28271
(Address of principal executive offices)	(Zip Code)

(855) 766-9463

(Registrant’s telephone number, including area code)

11500 Wayzata Blvd. # 1147,  Minnetonka, MN 55305

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

As of November 14, 2023, the registrant had 15,976,227 shares of common stock outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern in the absence of obtaining additional financing;

●	our ability to obtain additional financing within timeframes required on terms acceptable to us, or at all;

●	our ability to regain and maintain compliance with NYSE American continued listing standards and ultimately maintain the listing of our common stock on NYSE American;

●	our intentions to pursue and complete a business combination transaction with a suitable target company;

●	our ability to hire additional personnel and to manage the growth and operation of our business;

●	our reliance on our brand name, reputation and product quality;

●	our ability to adequately address increased demands that may be placed on our management, operational and production capabilities.

●	the effectiveness of our advertising and promotional activities and investments;

●	our ability to successfully refocus our marketing and brand promotion efforts following the termination of license agreements with celebrities who have historically endorsed our wines and promoted our brand;

●	general competitive conditions, including actions our competitors may take to grow their businesses;

●	fluctuations in consumer demand for wine;

●	overall decline in the health of the economy and consumer discretionary spending;

●	the occurrence of adverse weather events, natural disasters, public health emergencies, including the COVID-19 pandemic, or other unforeseen circumstances that may cause delays to or interruptions in our operations;

ii

●	risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;

●	disrupted or delayed service by the distributors we rely on for the distribution of our wines;

●	our ability to successfully execute our growth strategy, including continuing our expansion in the direct-to-consumer sales channel;

●	quarterly and seasonal fluctuations in our operating results;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;

●	our ability to operate, update or implement our IT systems;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	the potential liquidity and trading of our securities; and

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

September 30, 2023 (Unaudited) and December 31, 2022

	September 30,	December 31,
	2023	2022

Assets
Current assets
Cash	$759,946	$2,080,335
Restricted cash	100,000	-
Accounts receivable	430,911	259,317
Due from employees, net	-	37,733
Insurance recovery receivable	-	804,907
Inventories	742,394	3,696,198
Deferred offering costs	-	68,286
Prepaid expenses and other	573,939	961,211
Total current assets	2,607,190	7,907,987

Prepaid expenses (long term)	-	678,167

Total assets	$2,607,190	$8,586,154

Liabilities, and stockholders’ equity
Current liabilities
Accounts payable	$554,712	$589,204
Accrued compensation	-	420,413
Settlement payable	-	1,250,000
Accrued expenses	665,567	422,931
Accrued expenses - related parties	309,333	280,000
Deferred revenue	2,027	10,000
Total current liabilities	1,531,639	2,972,548

Total liabilities	1,531,639	2,972,548

Stockholders’ equity
Series A convertible preferred stock, $0.001 par value - 25,000,000 shares authorized at September 30, 2023 and December 31, 2022; 8,000 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	8	-
Common stock, $0.001 par value - 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 15,976,227 and 12,732,257 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	15,976	12,732
Additional paid-in capital	25,457,806	21,420,732
Accumulated deficit	(24,398,239)	(15,819,858)
Total stockholders’ equity	1,075,551	5,613,606

Total liabilities and stockholders’ equity	$2,607,190	$8,586,154

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Wholesale revenue	$744,532	$330,874	$1,192,138	$1,518,641
Direct to consumer revenue	103,427	204,710	394,576	668,221
Related party service revenue	-	-	-	297,224
Total net revenue	847,959	535,584	1,586,714	2,484,086

Cost of revenues	889,844	601,546	3,631,491	2,049,650
Gross profit (loss)	(41,885)	(65,962)	(2,044,777)	434,436

Selling, general and administrative expenses	1,141,390	2,400,182	4,784,535	9,155,448
Equity-based compensation	946,415	105,679	1,734,765	2,705,901
Operating loss	(2,129,690)	(2,571,823)	(8,564,077)	(11,426,913)

Other income	30	11,783	1,296	21,740

Net loss	(2,129,660)	(2,560,040)	(8,562,781)	(11,405,173)
Preferred dividends	15,600	-	15,600	-
Net loss attributable to common stockholders	$(2,145,260)	$(2,560,040)	$(8,578,381)	$(11,405,173)

Weighted average shares outstanding
Basic	15,976,227	12,732,244	15,085,911	12,524,132
Diluted	15,976,227	12,732,244	15,085,911	12,524,132

Net loss per share – basic	$(0.13)	$(0.20)	$(0.57)	$(0.91)
Net loss per share – diluted	$(0.13)	$(0.20)	$(0.57)	$(0.91)

See accompanying notes to the financial statements

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Month Periods Ended September 30, 2023 and 2022

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2021	-	-	12,200,013	$12,200	$17,681,141	$(617,351)	$17,075,990
Equity-based compensation	-	-	285,184	285	1,824,049	-	1,824,334
Net Loss	-	-	-	-	-	(4,286,243)	(4,286,243)
Balances at March 31, 2022	-	-	12,485,197	$12,485	$19,505,190	$(4,903,594)	$14,614,081
Equity-based compensation	-	-	247,060	247	619,143	0	619,390
Net loss	-	-	-	-	-	(4,558,890)	(4,558,890)
Balances at June 30, 2022	-	-	12,732,257	$12,732	$20,124,333	$(9,462,484)	$10,674,581
Equity-based compensation	-	-	-	-	27,430	-	27,430
Net loss	-	-	-	-	-	(2,560,040)	(2,560,040)
Balances at September 30,2022	-	-	12,732,257	$12,732	$20,151,763	$12,022,524	$8,141,971

Balances at December 31, 2022	-	-	12,732,257	$12,732	$21,420,732	$(15,819,858)	$5,613,606
Rights Offering - common stock and warrants issued	-	-	3,143,969	3,144	2,543,584	-	2,546,728
Equity-based compensation	-	-	500,000	500	257,172	-	257,672
Stock Forfeiture	-	-	(500,000)	(500)	500	-	-
Net loss	-	-	-	-	-	(2,010,824)	(2,010,824)
Balances at March 31, 2023	-	-	15,876,226	$15,876	$24,221,988	$(17,830,682)	$6,407,182
Equity-based compensation	-	-	1,141,332	1,141	373,037	-	374,178
Net loss	-	-	-	-	-	(4,422,297)	(4,422,297)
Balances at June 30, 2023	-	-	17,017,558	$17,017	$24,595,025	$(22,252,979)	$2,359,063
Issuance of preferred stock	8,000	8	-	-	749,992	-	750,000
Dividends declared – preferred stock – Series A ($12.00/share)	-	-	-	-	-	(15,600)	(15,600)
Equity-based compensation	-	-	-	-	111,748	-	111,748
Stock forfeiture	-	-	(1,041,331)	(1,041)	1,041	-	-
Net loss	-	-	-	-	-	(2,129,660)	(2,129,660)
Balances at September 30, 2023	8,000	$8	15,976,227	$15,976	$25,457,806	$(24,398,239)	$1,075,551

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30

(Unaudited)

	2023	2022
Cash flows from operating activities
Net loss	$(8,562,781)	$(11,405,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	3,990
Equity-based compensation	1,734,765	2,705,904
Inventory write-down	1,732,500	-
Allowance for doubtful accounts	37,733	-
Changes in operating assets and liabilities
Accounts receivable	(171,594)	(215,228)
Insurance recovery receivable	804,907	-
Accounts receivable - related parties	-	51,984
Receivables with recourse	-	146,314
Related party receivables	-	269,450
Inventories	1,221,304	(3,771,586)
Prepaid expenses and other	74,272	(138,773)
Accounts payable	(34,492)	68,999
Accrued compensation	(420,413)	139,186
Settlement payable	(1,250,000)	-
Accrued expenses	227,036	172,142
Accrued expenses - related parties	29,333	(204,617)
Deferred revenue	(7,973)	4,579
Related party payables	-	(88,727)
Net cash used in operating activities	(4,585,403)	(12,261,556)

Cash flows from financing activities
Payments of related party notes payable	-	(216,000)
Payments of outstanding secured borrowings	-	(171,069)
Proceeds from issuance of preferred stock - net of issuance costs	750,000	-
Proceeds from rights offering - net of issuance costs	2,615,014	-
Net cash provided by (used in) financing activities	3,365,014	(387,069)

Net decrease in cash and restricted cash	(1,220,389)	(12,648,625)

Cash and restricted cash - beginning of period	2,080,335	16,063,941

Cash and restricted cash - end of period	$859,946	$3,415,316

Supplemental disclosure of non-cash investing and financing activities
Dividends declared but not paid	$15,600	$-

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

Restricted Cash

Included in the cash balance is a deposit of $100,000 that our operating bank has required us to maintain as security for collectability of automated clearing house transactions. These funds are held in a separate account and are not available for disbursements.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

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

Other Events

On August 8, 2023, the Company received written letters from each of Nina Dobrev and Jaybird Investments, LLC notifying the Company that it is in default of their respective license agreements based on failure to pay their August 2023 license fees (each, a “Notice”). Each Notice also stated that it serves as written notice of termination of the respective license agreements, effective 30 days from delivery of the Notice (the “Termination Date”). The Company’s payment of the applicable August license fee was not made and the Company will not be utilizing advertising and marketing services covered by the license agreements in the future.

NYSE Listing Requirements

On September 8, 2023, the Company received a written notice (the “Notice”) from NYSE American stating that it was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a listed company that has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years to maintain at least $4 million of stockholders’ equity. The Company reported stockholders’ equity of $2.4 million as of June 30, 2023, the end of its second fiscal quarter of 2023, and have had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021 and 2022. As required by the NYSE American, the Company submitted a plan to the NYSE American on October 9, 2023 addressing actions it has taken and how it intends to regain compliance with the continued listing standards within the required 18 month period ending March 8, 2025.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $24.4 million as of September 30, 2023. Cash flows used in operating activities were $4.6 million and $12.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had approximately a $1.1 million of working capital, inclusive of $760,000 in cash and cash equivalents and $100,000 in restricted cash. The Company has increased its liquidity by selling inventory at prices below cost, by significantly reducing staffing levels and by the termination of celebrity endorsement contracts.

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

The Company received gross proceeds of $800,000 from a preferred stock offering of up to $1.0 million during the quarter ending September 30, 2023. The Company will need to seek additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations, or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and without receipt of additional financing and the receipt of proceeds from the expected sales of inventory under purchase orders from a discount retailer entered into in the third quarter, the Company projects that the existing cash balance will be sufficient to fund current operations into the first quarter of 2024, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

The following table presents the percentages of total revenue disaggregated by sales channels for the three and nine month periods ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Wholesale	87.8%	61.8%	75.1%	61.1%
Direct to consumer	12.2%	38.2%	24.9%	26.9%
Related party service	0.0%	0.0%	0.0%	12.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

3. LOSS PER SHARE

Basic net loss per share is determined by dividing net loss attributable to common shareholders by the weighted-average shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the numbers of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. The following table presents a reconciliation between basic and diluted net loss per share for the three and nine month periods ending:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Fresh Vine Wine shareholders	$(2,129,660)	$(2,560,040)	$(8,562,781)	$(11,405,173)
Less: dividends on preferred stock	15,600	-	15,600	-
	$(2,145,260)	$(2,560,040)	$(8,578,381)	$(11,405,173)

Denominator:
Basic – weighted shares outstanding	15,976,227	12,732,244	15,085,911	12,524,132
Dilutive effect from shares authorized	-	-	-	-
Diluted – weighted shares outstanding	15,976,227	12,732,244	15,085,911	12,524,132

Basic loss per share attributable to Fresh Vine Wine shareholders:	$(0.13)	$(0.20)	$(0.57)	$(0.91)
Diluted loss per share attributable to Fresh Vine Wine shareholders:	$(0.13)	$(0.20)	$(0.57)	$(0.91)

At September 30, 2023 and 2022, 5,905,528 and 1,691,562 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

4. INVENTORIES

Inventories primarily include bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. During the second quarter of 2023, the Company recorded a $1.7 million inventory write down to net realizable value, which is recorded in cost of revenue in the financial statements. This write-down was the result of entering into an agreement to sell products at a price that was lower than the Company’s cost. The finished goods inventory at September 30, 2023 includes a valuation reserve of $209,000. Inventories consist of the following at:

	September 30, 2023	December 31, 2022
Inventory – finished goods	$742,394	$3,683,159
Inventory – merchandise	-	13,039
Total	$742,394	$3,696,198

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	September 30, 2023	December 31, 2022
Prepaid marketing expense – current	$-	$313,000
Prepaid marketing expenses – long-term	-	678,167
Inventory deposits	293,824	569,377
Prepaid insurance	196,959	-
Other prepaid expenses	83,156	78,834
Total	$573,939	$1,639,378

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	September 30, 2023	December 31, 2022
Sponsorship agreements	$499,488	$234,494
Accrued credit card charges	2,774	21,013
General trade payable accruals	136,869	107,424
Preferred cumulative dividends	15,600	-
Other accrued expenses	10,836	60,000
Total	$665,567	$422,931

The sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments range from $103,000 to $216,000 per agreement. The total expense relating to these agreements for the three and nine month periods ended September 30, 2023 was $88,331 and $264,993, respectively. The total expense relating to these agreements for the three and nine month periods ended September 30, 2022 was ($142,000) and $224,000, respectively.

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

Series A Redeemable Preferred Stock

On August 2, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement (the “Offering”) shares of a newly created series of preferred stock designated as “Series A Convertible Preferred Stock” (the “Series A Stock”).

Pursuant to the Securities Purchase Agreement, the Purchasers collectively agreed to purchase up to 10,000 shares of Series A Stock at a per share purchase price equal to $100.00 (the “Stated Value”), for total gross proceeds of up to $1.0 million. The Purchasers agreed to purchase 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at an initial closing of the Offering (the “Initial Closing”), which occurred on August 2, 2023. The Securities Purchase Agreement provides that the Company will issue and sell to the Purchasers, and the Purchasers will purchase, an additional 4,000 shares of Series A Stock at a second closing (the “Second Closing”), which occurred on September 7, 2023. Pursuant to the Securities Purchase Agreement, the Purchasers may elect, but are not required, to purchase an additional 2,000 shares of Series A Stock from the Company at a closing (the “Optional Closing”) within 60 days following the date of the Initial Closing. As of September 30, 2023, the Company had not received proceeds from the Optional Closing and discussions are continuing with the investors but there is no guaranty the Optional Closing will occur.

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

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

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

The issuance activity of the Series A Stock is summarized below:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Series A preferred stock shares issued	8,000	8,000
Net proceeds	$750,000	$750,000

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

The Series A Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends that the Company is legally obligated to pay:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Series A preferred stock	$15,600	$15,600

8. EQUITY BASED COMPENSATION

As of June 30, 2023, there was $834,668 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets. This expense was for various marketing and advertising services in exchange for common stock and was being expensed over the lifetime of license agreements with several celebrity endorsers. The license agreements were terminated during Q3 2023 and the entire $834,668 was recognized as expense during Q3 2023.

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

Restricted stock unit activity for the nine months ended September 30, 2023 was as follows:

Weighted
Average
Remaining
Contractual
	Number of	Term
	RSUs	(Years)
Outstanding at December 31, 2022	-	-
Granted	614,883	0.9
Vested or released	-	-
Forfeited	(614,883)	-
Outstanding at September 30, 2023	-	-

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Shares of Restricted Stock

During the first quarter of 2023, 6,666 shares of restricted stock from previous periods were forfeited by employees that terminated their employment. There was a new grant of 500,000 shares of restricted stock which related to a consulting arrangement entered into in connection with the settlement reached with a previous employee, as further disclosed in Note 12. On April 24, 2023 the Company granted 463,917 shares of restricted stock to its Chief Executive Officer. On May 11, 2023 the Company granted 380,952 shares of restricted stock to its Executive Vice President Sales and Marketing. On May 25, 2023, the Company granted shares of 196,463 restricted stock to its Chief Financial Officer. All shares of restricted stock granted on April 24, 2023, May 11, 2023 and May 25, 2023 were forfeited and canceled during the third quarter of 2023. In addition, the Company Board of Directors were granted a total of 100,000 shares of restricted stock during the nine-month period ended September 30, 2023. Stock compensation expense related to restricted stock issuances for the three and nine month periods ended September 30, 2023 was $105,346 and $598,404, respectively. Stock compensation expense related to restricted stock for the three and nine month periods ended September 30, 2022 was $2,303 and $12,442, respectively. Total unrecognized equity-based compensation expense is $11,096 related to restricted stock as of September 30, 2023.

Restricted stock activity during the nine-month period ended September 30, 2023 was as follows:

		Weighted
		Average
	Number of	Remaining
	Shares of	Vesting
	Restricted	Term
	Stock	(Years)
Outstanding at December 31, 2022	6,666	0.9
Granted	1,641,332	0.6
Vested or released	(550,000)	-
Forfeited	(1,047,998)	-
Outstanding at September 30, 2023	50,000	0.1

Vendor Stock Awards

Vendor stock award activity subject to revenue-related performance conditions during the nine-month period ended September 30, 2023 was as follows:

	Number of Shares of Vendor Stock Awards	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2022	1,030,000	2.25
Granted	-	-
Vested	-	-
Expired	-	-
Outstanding at September 30, 2023	1,030,000	1.50

For stock awards that contain revenue-related performance conditions, compensation cost is recognized in the period in which it becomes probable that the performance condition will be satisfied. During the second quarter of 2023, it became not probable that the revenue-related performance will be achieved. Accordingly, the Company has reversed the $15,500 of expense recorded in the first quarter of 2023 and has not booked any expense in the second or third quarters of 2023. Stock compensation expense related to vendor stock awards subject to revenue-related performance conditions totaled $0 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

Stock Options

Stock option activity as of and during the nine-month period ended September 30, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	1,574,892	9.67	8.94
Granted	1,500,000	0.50	5.00
Exercised	-	-	-
Forfeited	(2,628,333)	-	-
Outstanding at September 30, 2023	446,559	9.97	8.22
Exercisable at September 30, 2023	71,559	3.03	8.92

Stock compensation expense related to options issued amounted to $145,295 and $173,242 for the nine months ended September 30, 2023 and 2022 respectively. Total unrecognized equity-based compensation expense is $7,899 related to stock options as of September 30, 2023.

Warrants

During the first nine months of 2023, no warrants from previous periods were exercised or forfeited. As described above, 3,143,969 warrants were granted as part of the Rights Offering, as disclosed in Note 7.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	110,000	12.00	3.71
Granted	3,143,969	1.25	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2023	3,253,969	1.61	4.42

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on The NYSE American stock exchange on the grant date. The risk-free interest rates, ranging from 0.02% to 4.45%, are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life of the awards at the grant date. The expected term for employee and nonemployee awards ranged from 3 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 175% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends on its common stock. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

9. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of September 30, 2023. No income tax expense or benefit was recorded for the nine month periods ended September 30, 2023 and 2022 due to the Company’s net loss position.

FRESH VINE WINE, INC.

Notes to Financial Statements

(Unaudited)

10. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labeling, and packaging. The Company purchases finished goods through blanket sales orders that require a minimum 20% deposit. In addition to the purchases of finished goods, the Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the nine month periods ended September 30, 2023 and 2022, substantially all of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers as needed for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from three national distributor customers that operate in several markets. For the three and nine month periods ended September 30, 2023, approximately 96% and 87%, respectively of the Company’s wholesale revenue came from these three customers. For the three and nine months ended September 30, 2022, approximately 68% and 70%, respectively, of the Company’s wholesale revenue came from these three customers. As of September 30, 2023 and December 31, 2022, these customers accounted for approximately 91% and 90% respectively of accounts receivable.

11. COMMITMENTS AND CONTINGENCIES

License Agreements

During March 2021, the Company entered into two license agreements with the Class F partner investors for marketing and advertising services. These two license agreements were terminated during the third quarter of 2023. The net expense relating to the agreements was $89,333 and $329,333 for the three and nine month periods ended September 30, 2023. The net expense was $120,000 and $260,000 for the three and nine month periods ended September 30, 2022.

Sponsorship Agreements

The estimated expense for the sponsorship agreements as described in Note 6 for the periods subsequent to September 30, 2023 is as follows:

Advertising and Marketing Expense
2023	$88,331
2024	160,147
$248,478

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

The Company has denied the allegations and intends to vigorously defend against the lawsuit. The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. The court has yet to rule on the Company’s motion for summary judgment. The action remains pending.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements” and Part II “Item 1A. Risk Factors, included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our subsequently filed documents with the SEC.

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

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 43 states. As of September 30, 2023, we hold active relationships with wholesale distributors in 50 states, up from 48 states as of December 31, 2022. We are actively working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue	$847,959	$535,584	$1,586,714	$2,484,086
Gross profit (loss)	$(41,885)	$(65,962)	$(2,044,777)	$434,436
Net loss	$(2,129,660)	$(2,560,040)	$(8,562,781)	$(11,405,173)

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

The following factors and trends in our business have driven our net revenue results and are expected to be key drivers of our net revenue for the foreseeable future:

Brand recognition: As we expand our marketing presence and drive visibility through traditional and modern marketing methods, we expect to build awareness and name recognition for Fresh Vine Wine in consumers’ minds. Brand awareness will be built substantially through social media channels. Our brand, and to a large extent our direct-to-consumer sales outlet, has historically been dependent on the image and popularity of, and affinity towards, Nina Dobrev and Julianne Hough. Ms. Dobrev and Ms. Hough served as celebrity spokespersons and ambassadors of our company, and actively endorsed our wines on their sizable social media and other outlets pursuant to agreements that granted us licenses to use their pre-approved name, likeness, image, and other indicia of identity, as well as certain content published on their social media and other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our wine. Such license agreements terminated on September 7, 2023 and, as a result, we will be required to refocus our marketing and brand promotion efforts. See Part II, “Item 1A Risk Factors - We have relied heavily on celebrities to endorse our wines and market our brand pursuant to license agreements which have been terminated.”

Portfolio evolution: As a relatively new, high-growth brand, we expect and seek to learn from our consumers. We intend to continuously evolve and refine our products to meet our consumers’ specific needs and wants, adapting our offering to maximize value for our consumers and stakeholders.

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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Wholesale	87.8%	61.8%	75.1%	61.1%
Direct to consumer	12.2%	38.2%	24.9%	26.9%
Related party service	0.0%	0.0%	0.0%	12.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenues

Cost of revenues (or cost of goods sold) is comprised of all direct product costs such as juice, bottles, caps, corks, labels, capsules, storage and shipping. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. We expect that our cost of revenues will increase as our net revenue increases. As the volume of our product input increases, we intend to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue. Based on a proposed sale of inventory at a price below the Company’s cost, the Company completed an evaluation of the net realizable value of our inventory during the three months ended June 30, 2023. As a result of this evaluation, the Company recorded a $1.7 million inventory write down to reflect it at its net realizable value, which is recorded in cost of revenue in the financial statements.

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

Comparison of the Three and Nine months ended September 30, 2023 and 2022

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue	$847,959	$535,584	$1,586,714	$2,484,086
Cost of revenues	$889,844	$601,546	$3,631,491	$2,049,650
Gross profit (loss)	$(41,885)	$(65,962)	$(2,044,777)	$434,436
Selling, general and administrative expenses	$1,141,390	$2,400,182	$4,784,535	$9,155,448
Equity-based compensation	$946,415	$105,679	$1,734,765	$2,705,901
Loss from operations	$(2,129,690)	$(2,571,823)	$(8,564,077)	$(11,426,913)
Other income	$30	$11,783	$1,296	$21,740
Net loss	$(2,129,660)	$(2,560,040)	$(8,562,781)	$(11,405,173)

Net Revenue, Cost of Revenues and Gross Profit

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Net revenue	$847,959	$535,584	312,375	58.3%	$1,586,714	$2,484,086	(897,372)	-36.1%
Cost of revenues	$889,844	$601,546	288,298	47.9%	$3,631,491	$2,049,650	1,581,841	77.2%
Gross profit (loss)	$(41,885)	$(65,962)	24,077	36.5%	$(2,044,777)	$434,436	(2,479,213)	-570. 7%

For the three and nine months ended September 30, 2023, we experienced an increase of 58% and a decrease of 36%, respectively, in net revenue compared to the same periods in 2022. The nine month decrease in net revenue was attributable to decreasing sales and marketing spending, the termination of related party sales agreements and increased billbacks. The current quarter increase reflects the sale of inventory at much reduced pricing. The cost of revenues increased during the three and nine months ended September 30, 2023 48% and 77%, respectively, compared to the same periods in 2022. The cost of revenues for the nine months ended September 30, 2023 included an inventory write-down of $1.7 million.

Selling, general and administrative expenses

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Selling expenses	$218,634	$296,408	(77,774)	-26.2%	$810,755	$1,020,340	(209,585)	-20.5%
Marketing expenses	268,767	463,541	(194,774)	-42.0%	1,429,069	2,137,408	(708,339)	-33.2%
General and administrative expenses	$653,989	$1,640,233	(986,244)	-60.1%	$2,544,711	$5,997,700	(3,452,989)	-57.6%

For the three and nine months ended September 30, 2023, selling, general and administrative expenses decreased 52% and 48%, respectively, compared to the same periods in the 2022. Selling, general and administrative expense decreases were largely driven by certain one-time charges associated with the leadership transition described, as well as decreases in general and administrative expenses due to lower staffing headcount and related salaries and additional consulting, legal and financial expenses as operational activity decreased from 2023 to 2022.

Cash Flows

	Nine months ended
	September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$(4,585,403)	$(12,261,556)
Investing activities	-	-
Financing activities	3,365,014	(387,069)
Net (decrease) in cash	$(1,220,389)	$(12,648,625)

Cash used in operating activities decreased in the 2023 period primarily due to the fact that no inventory purchases were made in 2023 to maintain our inventory levels to meet demand and reductions in costs for staffing and marketing activities.

Net cash provided by financing activities totaled $3,349,414 and consisted of $2,615,014, raised in the Rights Offering (detailed in Note 7 in the financial statements) that was completed on during the first quarter and the issuance of preferred stock for a net $750,000 (detailed in Note 7) during the quarter ended September 30, 2023 and net cash used in financing activities of $387,069 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $8.6 million and $11.4 million during the nine months ended September 30, 2023 and the nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $24.4 million and a total stockholders’ equity of approximately $1.1 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of September 30, 2023, we had $0.9 million in cash and restricted cash, accounts receivable of $431,000, inventory of $0.7 million and prepaid expenses of $0.6 million. On September 30, 2023, current assets amounted to approximately $2.6 million and current liabilities were $1.5 million, resulting in a working capital surplus (with working capital defined as current assets minus current liabilities) of approximately $1.1 million.

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

During the second quarter of 2023, the Company undertook a review of the Company’s operations and strategic plans, and took measures aimed at improving the Company’s operational efficiency, curtailing operating expenses and further preserving cash resources. During the quarter ended September 30, 2023, the Company continued to work to reduce its operating expenses, including reducing its warehousing costs, while continuing to provide customers the opportunity to experience its wine and supporting its current retail customers and those purchasing via the Company’s wine club or from its website.

Commencing in June 2023, the Company has continued to work aggressively to identify prospective new sources of capital, while working with advisors to assess and improve its liquidity position, including from the sale of existing inventory. Early in the third quarter, the Company entered into purchase orders for the sale of up to 45,000 cases of the Company’s wine to Grocery Outlet, a discount retailer, with sales expected to occur over an approximately three month period. The Company expects to obtain sales proceeds totaling approximately $800,000 from such sales, of which approximately $352,000 was received during the quarter ended September 30, 2023. Receipt of additional revenues is subject to the purchase orders being filled and applicable payment terms.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement (the “Series A Offering”) shares of a newly created series of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Stock”). The rights and preferences of the Series A Stock were described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2023. See Note 7.

Pursuant to the Securities Purchase Agreement, the Purchasers collectively agreed to purchase up to 10,000 shares of Series A Stock at a per share purchase price equal to $100.00, for total gross proceeds of up to $1.0 million. The Purchasers agreed to purchase 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at an initial closing of the Offering (the “Initial Closing”), which occurred on August 4, 2023, and agreed to purchase an additional 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at a second closing (the “Second Closing”), which occurred on September 7, 2023. Pursuant to the Securities Purchase Agreement, the Purchasers may elect, but are not required, to purchase an additional 2,000 shares of Series A Stock from the Company at a closing (the “Optional Closing”) within 60 days following the date of the Initial Closing (which period may be extended upon agreement of the parties), subject to satisfaction of applicable closing conditions. The Optional Closing has not yet occurred and discussions are continuing with the investors but there is no guaranty that the Optional Closing will occur.

The Company previously engaged The Oak Ridge Financial Services Group, Inc. (“Oak Ridge”) to serve as a financial adviser to the Company in connection with the capital raising activities. The Company paid Oak Ridge a $10,000 cash advisory fee upon commencement of the engagement and, in connection with the Series A Offering, the Company has agreed to pay the Oak Ridge a cash fee equal to 5.0% of the gross proceeds received by the Company in the Series A Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses.

The Company previously announced that it has initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. See Part II, “Item 1A Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. The Company has engaged The Oak Ridge Financial Services Group, Inc. as its exclusive investment banker to lead the process of sourcing and vetting potential targets for a merger or other business combination. Although the Company is exploring opportunities with target candidates, there is no guarantee that it will be able to identify suitable combination opportunities. Even if the Company is able to identify such opportunities, it may not be able to successfully negotiate favorable terms and may be required to incur significant costs and expenses to execute such a transaction.

The Company will need to seek additional debt or equity financing to sustain existing operations and pursue its combination transaction objectives. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations, or discontinue them completely. At the current reduced pace of incurring expenses and without receipt of additional financing (but assuming the receipt of funds upon the Optional Closing under the Securities Purchase Agreement and the receipt of additional expected proceeds from the sales of inventory under the Grocery Outlet purchase orders, the Company projects that the existing cash balance will be sufficient to fund current operations into the first quarter of 2024, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our ability to continue as a going concern in the future will be determined by our ability to generate sufficient cash flow to sustain our operations, raise additional capital in the form of debt or equity financing and/or complete a successful combination transaction with a suitable target company. Our forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our revenue could prove to be less and our expenses higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If we are unable to generate sufficient cash flow to fund our operations and adequate additional funds are not available when required, management may need to curtail its sales and marketing efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023 due to the material weaknesses in internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

The Company continues to evaluate its internal control framework for further enhancements. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is engaged in litigation with Timothy Michaels. See Note 12 to the accompanying financial statements.

Item 1A. Risk Factors

Our failure to maintain continued compliance with the listing requirements of the NYSE American exchange could result in the delisting of our common stock.

Our common stock has been listed on the NYSE American exchange since our December 2021 initial public offering. The rules of NYSE American provide that the NYSE American may, in its discretion, suspend dealings in, or may remove any security from, listing. As a matter of policy, NYSE American will consider the delisting of a security when the financial condition and/or operating results of a company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the NYSE American inadvisable, the company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, the company has failed to comply with its listing agreements with the NYSE American, or any other event shall occur or any condition shall exist which makes further dealings on the NYSE American unwarranted. For example, the NYSE American consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, or (iii) $6 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The NYSE American will also consider suspending trading in, or removing the listing of, securities of an issuer that has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable as to whether such issuer will be able to continue operations and/or meet its obligations as they mature.

On September 8, 2023, we received a written notice (the “Notice”) from NYSE American stating that we were not in compliance with the $4 million stockholders’ equity requirement of Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). We reported stockholders’ equity of $2.4 million as of June 30, 2023, the end of our second fiscal quarter of 2023, and have had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021 and 2022. As required by the NYSE American, we submitted a plan to the NYSE American on October 9, 2023 addressing actions we have taken or and how we intend to regain compliance with the continued listing standards by March 8, 2025.

Pursuant to the Company Guide, NYSE American staff will evaluate our plan and, within 45 days of receiving our plan, make a determination as to whether we have made reasonable demonstration of an ability to regain compliance with the continued listing standards within the time period prescribed. If our plan is accepted by NYSE American, we will have until March 8, 2025 to regain compliance (or sooner if the NYSE American determines that the nature and circumstances of our continued listing status warrant a shorter period of time) and will be subject to periodic NYSE American reviews, including quarterly monitoring for compliance with the plan. If the plan is not accepted, we will be subject to delisting proceedings as specified in the Company Guide. In addition, if the plan is accepted by NYSE American, but we are not in compliance with the continued listing standards by compliance deadline, or if we do not make progress consistent with the plan, we will be subject to delisting proceedings. We cannot make any assurance regarding whether the NYSE American will accept our plan or, if it is accepted, whether we will be able to make progress consistent with the plan or ultimately regain compliance with the NYSE American listing standards.

Our common stock will continue to be listed on the NYSE American while we attempt to regain compliance with the listing standard noted, subject to our compliance with other continued listing requirements. Our common stock will continue to trade under the symbol “VINE,” but will be included in the list of NYSE American noncompliant issuers, and the below compliance (“.BC”) indicator will be disseminated with our ticker symbol. The website posting and .BC indicator would be removed when we have regained compliance with all applicable continued listing standards.

If NYSE American delists our common stock from trading on the exchange and we are not able to list our securities on another national securities exchange, we expect shares of our common shares would qualify to be quoted on an over-the-counter market. If this were to occur, we could experience a number of adverse consequences, including:

●	limited availability of market quotations for the common stock;

●	reduced liquidity for our securities;

●	our common shares being categorized as a “penny stock,” which requires brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the National Securities Markets Improvement Act of 1996 generally preempts the states from regulating the sale of “covered securities.” Our common shares qualify as “covered securities” because they are listed on NYSE American. If our common shares were no longer listed on NYSE American, our securities would not be “covered securities” and we would be subject to regulation in each state in which we offer our securities.

Our strategic efforts to pursue and complete a business combination transaction with a suitable target company, and operate as a combined company thereafter, may not be successful, which would adversely affect our results of operations and financial condition.

We previously announced that we have initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of our plan to increase our stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. We have engaged The Oak Ridge Financial Services Group, Inc. as our exclusive investment banker to lead the process of sourcing and vetting potential targets for a merger or other business combination transaction (a “Combination Transaction”) that would result in a combined company that satisfies NYSE American’s listing requirements.

Although we are exploring opportunities with target candidates, there is no guarantee that we will be able to identify suitable combination opportunities, and even if we are able to identify such opportunities, we may not be able to successfully negotiate favorable terms and we may be required to incur significant costs and expenses to execute such a Combination Transaction. If we need to obtain additional financing in connection with a Combination Transaction to pay for transaction expenses or to achieve stockholders’ equity of a combined company sufficient to satisfy NYSE American’s listing requirements, such financing may not be available to us on favorable terms, if at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. If we do not succeed in raising required funds on acceptable terms, we may be unable to execute on our plan to pursue and complete a Business Combination, which may prevent us regaining compliance with NYSE American’s continued listing standards within the prescribed time period and result in our common stock being delisted from the NYSE American.

If we are successful in identifying a suitable target candidate and completing a Combination Transaction, the consideration to the target or its shareholders may be comprised of shares of our stock. The amount of our stock to be issued as consideration in a Combination Transaction would depend on the relative valuations ascribed to the us and the target and may result in significant dilution to our existing stockholders. Furthermore, following a Combination Transaction, our operating results, as a combined company, will be largely dependent on the results of operations of the target’s business and on our ability to successfully integrate the target’s business with our existing operations. While we seek to combine with a target business that will enable us to generate additional revenue and improve our financial performance, such business may not succeed, which will adversely affect our operating results and financial condition.

We have relied heavily on celebrities to endorse our wines and market our brand pursuant to license agreements which have been terminated.

Our brand, and to a large extent our direct-to-consumer sales outlet, has historically been dependent on the image and popularity of, and affinity towards, Nina Dobrev and Julianne Hough. Ms. Dobrev and Ms. Hough served as celebrity spokespersons and ambassadors of our company, actively endorsed our wines on their sizable social media and other outlets, and have been considered by many to be the face of our brand. Under our license agreements with Ms. Dobrev and Jaybird Investments, LLC (an entity managed by Ms. Hough), each of Ms. Dobrev and Ms. Hough granted us a license to use her pre-approved name, likeness, image, and other indicia of identity, as well as certain content published by her on her social media and other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our wine.

Our license agreements with Ms. Dobrev and Jaybird Investments, LLC were terminated effective September 7, 2023. Upon such termination, the rights and licenses granted to us under such agreements were revoked and were required to cease the marketing and sale of products that feature their name, likeness, image, and other indicia of identity after a 90 day run-off period. As a result, we will be required to refocus our marketing and brand promotion efforts, which may adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company previously disclosed its offer and sale of Series A Convertible Preferred Stock in its Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2023.

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

FRESH VINE WINE, INC.

Date: November 14, 2023	By:	/s/ Michael Pruitt
Michael Pruitt
Interim Chief Executive Officer

Date: November 14, 2023	By:	/s/ Keith Johnson
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