Form 10-K
period 2023-12-31
Fresh Vine Wine, Inc.
filed 2024-03-08
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates was $3,207,021 as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 14,190,359 shares of common stock held by non-affiliates and a closing price of $0.226 as reported on the NYSE American on June 30, 2023. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 8, 2024, Fresh Vine Wine, Inc. had 15,976,227 shares of common stock outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to complete, on a timely basis or at all, the proposed Merger (as defined below) with Notes Live, Inc. announced on January 29, 2024, pursuant to the terms and conditions of the Merger Agreement (as defined below);

●	the likelihood of the satisfaction of certain conditions to the completion of the Merger and whether and when the Merger will be completed;

●	the expected number of Fresh Vine securities included in the fully diluted number of outstanding shares of Fresh Vine common stock for purposes of calculating the exchange ratio for the Merger transaction;

●	the continued listing of our common stock on the NYSE American pending closing of the proposed Merger, or the combined company’s ability to satisfy the initial listing standards of the NYSE American;

●	our ability to engage in a sale, license, transfer, disposition, divestiture or other monetization transaction, or winding down of Fresh Vine’s current wine production business in a manner reasonably acceptable to Notes Live, Inc., which is a condition to the closing of the Merger transaction, and the terms, conditions and timing of a such a transaction;

●	the relative values ascribed to Fresh Vine, Inc. and Notes Live, Inc. for purposes of the Merger transaction, and the risk that as a result of adjustments to the exchange ratio in the merger transaction, Fresh Vine stockholders or Notes Live shareholders could own less of the combined company than is currently anticipated;

●	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;

●	the sufficiency of Fresh Vine’s cash and working capital to support continuing operations, to pay transaction costs through a closing of the proposed Merger transaction and to satisfy the net cash requirements that are a condition to the closing of the Merger transaction;

●	the effect of the announcement, pendency or completion of the proposed Merger on Fresh Vine’s or Notes Live’s business relationships, operating results and business generally;

●	the outcome of any legal proceedings that may be instituted against Fresh Vine, Notes Live or any of their respective directors or officers related to the Merger Agreement or the transactions contemplated thereby;

●	the expected benefits of, and potential value created by, the Merger for the Fresh Vine stockholders and Notes Live stockholders;

●	the strategy or future operations of the combined company following the closing of the proposed Merger with Notes Live, Inc.;

●	the combined company’s projected financial performance;

●	expectations concerning Fresh Vine’s or Notes Live’s relationships and actions with third parties;

●	future regulatory, judicial and legislative changes in Fresh Vine’s or Notes Live’s industry;

●	our ability to continue as a going concern in the absence of obtaining additional financing;

●	our reliance on our brand name, reputation and product quality;

●	our ability to adequately address increased demands that may be placed on our management, operational and production capabilities;

●	the effectiveness of our advertising and promotional activities and investments;

●	our ability to refocus our marketing and brand promotion efforts following the termination of the license agreements with our celebrity brand ambassadors;

●	general competitive conditions, including actions our competitors may take to grow their businesses;

●	fluctuations in consumer demand for wine;

●	overall decline in the health of the economy and consumer discretionary spending;

●	the occurrence of adverse weather events, natural disasters, public health emergencies, including the COVID-19 pandemic, or other unforeseen circumstances that may cause delays to or interruptions in our operations;

●	risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;

●	the impact of COVID-19 on our customers, suppliers, business operations and financial results;

●	disrupted or delayed service by the distributors we rely on for the distribution of our wines;

●	our ability to successfully execute our growth strategy, including continuing our expansion in the direct-to-consumer sales channel;

●	quarterly and seasonal fluctuations in our operating results;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the existence or sufficiency of our insurance or indemnities coverage;

●	our ability to operate, update or implement our IT systems;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	the potential liquidity and trading of our securities;

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

●	any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans and the anticipated timing of filings; and

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

Risks related to the proposed Merger transaction

●	The Exchange Ratio will not change or otherwise be adjusted based on the market price of our common stock as the exchange ratio depends on, among other things, the relative valuations ascribed to us and Notes Live and not the market price of our common stock.

●	Our stockholders and Notes Live’s shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience.

●	Failure to complete the Merger may result in either us or Notes Live paying a termination fee to the other party.

●	The transactions contemplated by the Merger Agreement must be approved by our stockholders and by Notes Live’s shareholders.

●	Our stockholders will have a reduced ownership and voting interest in, and will exercise significantly less influence over the management of, the combined company following the closing of the Merger.

●	During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement.

●	Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals.

●	There is no public market for Notes Live common stock.

●	If the conditions to the Merger are not satisfied or waived, the Merger will not occur.

●	If the Merger is not completed, our board of directors may decide to pursue a dissolution of our company.

●	We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

●	Our ability to complete the Fresh Vine Legacy Transaction is uncertain, and we cannot predict the terms and conditions of any such Fresh Vine Legacy Transaction.

●	Lawsuits may be filed in the future against us and the members of our board of directors arising out of the proposed Merger.

v

Risks related to our company and our business

●	We have a limited operating history and have generated limited revenue to date.

●	We have not generated profits from operations to date.

●	We need to hire additional executive officers and other personnel.

●	The success of our existing business depends heavily on the strength of our wine brand.

●	Business growth will place increased demands on our management, operational and production capabilities.

●	Our advertising and promotional investments may affect our financial results but not be effective.

●	We have relied heavily on celebrities to endorse our wines and market our brand pursuant to license agreements which have been terminated.

●	We rely heavily on third-party suppliers and service providers.

●	We face significant competition with an increasing number of products and market participants.

●	Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space.

●	A reduction in consumer demand for wine could materially and adversely affect our business.

●	We are heavily reliant on distributors that resell alcoholic beverages in all states in which we do business.

●	Our marketing strategy involves continued expansion into the direct-to-consumer channel, which may present risks and challenges for which we are not adequately prepared.

●	Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines.

●	If we are unable to obtain adequate supplies of premium juice from third-party juice suppliers, the quantity or quality of our wine production could be adversely affected.

●	We may be unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, or the cost of the commodities or products may increase.

●	We have been engaged in litigation with our former Chief Operating Officer.

●	The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.

●	If we are unable to secure and protect our intellectual property, the value of our wine brands and intellectual property could decline.

●	We may not be fully insured against catastrophic perils, which may cause us to experience a material financial loss.

●	From time to time, we may become subject to litigation.

●	A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations and financial condition.

●	Our failure to adequately maintain and protect the personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.

Risks related to regulation

●	As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities.

●	New and changing environmental requirements, and new market pressures related to climate change, could materially and adversely affect our business, results of operations and financial results.

●	Changes in foreign and domestic laws and government regulations to which we are currently subject may increase our costs or limit our ability to sell our wines into certain markets.

Risks related to our common stock

●	Our failure to maintain compliance with NYSE American listing requirements could result in the delisting of our common stock, and our common stock could become subject to the penny stock rules.

●	We incur significant legal, accounting, and other expenses associated with being a public company.

●	We cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our shares less attractive to investors.

●	We may fail to develop and/or maintain adequate internal control over financial reporting.

●	Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management.

●	Your percentage ownership in us may be diluted by future issuances of capital stock.

●	An active, liquid trading market for our common stock may not develop.

●	Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is performing well.

●	As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which will result in additional costs to us and may strain our resources and divert our management’s attention.

●	We have no current plans to pay cash dividends on our common stock.

General risks

●	Our operating results and share price may be volatile, and the market price of our common stock may drop below the price you pay.

●	We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances.

PART I

ITEM 1. BUSINESS.

Overview

Fresh Vine Wine, Inc. (referred to in this report as “we,” “us,” “our” “Fresh Vine Wine,” “Fresh Vine” and the “Company”) is a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, Fresh Vine Wine brings an innovative “better-for-you” solution to the wine market. Offering bold, crisp, and creamy wines that embody health, warmth, and a deeper connection to wellness and an active lifestyle, we offer a unique and innovative collection of today’s most popular varietals. We currently sell seven proprietary varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals have been produced and bottled in Napa, California.

Recent Developments – Anticipated Merger with Notes Live, Inc.

On January 25, 2024, we, FVW Merger Sub, Inc., a Colorado corporation and our wholly-owned subsidiary (“Merger Sub”), and Notes, Live, Inc., a Colorado corporation (“Notes Live”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Notes Live, with Notes Live continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”).

Notes Live is a Colorado-based live entertainment and hospitality company that currently operates entertainment campuses in both the Colorado Springs, Colorado, and Atlanta, Georgia metropolitan areas. Notes Live is also in the process of developing its crown-jewel, the Sunset Amphitheater collection, a set of luxury outdoor amphitheaters designed to set a new standard in entertainment. The flagship Sunset amphitheater location in Colorado Springs is in development and scheduled to open in August of 2024. Additional amphitheaters have also been announced by Notes Live in Oklahoma City and Broken Arrow, Oklahoma, and it has plans to expand into the North Texas market.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, (i) each then outstanding share of Notes Live common stock (collectively, “Notes Live common stock”) (which comprises all of Notes Live’s outstanding capital stock) will be converted into the right to receive a number of shares of Fresh Vine common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (ii) each then outstanding warrant to purchase Notes Live common stock will be exchanged (or otherwise amended) for a warrant exercisable (at an exercise price adjusted to reflect to the Exchange Ratio) to acquire that number of shares of Fresh Vine common stock equal to the number of warrant shares multiplied by the Exchange Ratio, and (iii) any then outstanding Notes Live promissory note that is convertible into Notes Live common stock will be exchanged, or otherwise amended, such that it will be convertible from and after the Merger into shares of Fresh Vine common stock at a per share conversion price adjusted to reflect the Exchange Ratio. Each share of Fresh Vine common stock and each option and warrant to purchase Fresh Vine common stock that is outstanding at the effective time of the Merger will remain outstanding in accordance with its terms and such shares of Fresh Vine common stock, options and warrants will be unaffected by the Merger (subject adjustment based on the proposed Reverse Stock Split described below).

The Exchange Ratio will be calculated using a formula intended to allocate existing Fresh Vine stockholders and Notes Live shareholders a percentage of the combined company based on agreed upon relative valuations of Fresh Vine and Notes Live in which:

●	the Notes Live valuation is equal to $350,875,464, plus an amount equal to the aggregate gross proceeds received or to be received by Notes Live in a private offering of Notes Live securities being conducted by Notes Live as of the date of the Merger Agreement (the “Notes Live Financing”); and

●	the Fresh Vine Valuation is equal to $18.0 million, plus the amount of any Net Cash Surplus.

For such purposes, “Net Cash Surplus” means the amount by which the cash, cash equivalent assets or other liquid assets of Fresh Vine at the closing of the Merger transaction exceed the Net Cash Target, and the “Net Cash Target” means an aggregate of $3.5 million; provided that the Net Cash Target will be reduced on a dollar-for-dollar basis for the gross proceeds of any equity investments in Notes Live made by Fresh Vine, its affiliates, or persons directly introduced to Notes Live by Fresh Vine or its affiliates from December 1, 2023 through the effective date of the Merger (but not giving effect to the previously disclosed $500,000 equity investment in Notes Live made by Fresh Vine upon entering into the letter of intent with Note Live for the subject transaction (the “Fresh Vine Equity Investment”)).

On a pro forma basis and without adjustment for gross proceeds from the Notes Live Financing or any Net Cash Surplus, pre-Merger Notes Live shareholders are expected to own approximately 95.1% of the outstanding shares of capital stock of the combined company and pre-Merger Fresh Vine stockholders are expected to own approximately 4.9% of the outstanding shares of capital stock of the combined company.

As contemplated by the Merger Agreement, Fresh Vine intends to effect a reverse stock split at or around the effect date of the Merger at a ratio that results in the Fresh Vine common stock satisfying the initial listing standards of the NYSE American stock exchange (the “NYSE American”) and the exchange ratio in the Merger being as near to one as reasonably practicable (i.e., so that each share of Notes Live capital stock will be exchanged in the Merger for approximately one share of Fresh Vine common stock) (the “Reverse Stock Split”).

At the effective time of the Merger, the board of directors of Fresh Vine is expected to consist of seven members, all of whom will be designated by Notes Live.

Each of Fresh Vine and Notes Live has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (a) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (b) non-solicitation of alternative acquisition proposals, (c) Fresh Vine filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement on Form S-4 to register the shares of Fresh Vine common stock to be issued in connection with the Merger (the “Registration Statement”), (d) Notes Live obtaining shareholder approval for the adoption of the Merger Agreement and the transaction contemplated thereby, (e) Fresh Vine calling, giving notice of and holding the Fresh Vine Shareholder Meeting (as defined below), (f) Fresh Vine and Notes Live using reasonable best efforts to file or otherwise submit applications, notices, reports and other documents reasonably required to be filed or otherwise submitted to any governmental authority with respect to the transactions contemplated by the Merger Agreement, (g) Fresh Vine using commercially reasonable efforts to maintain the existing listing of Fresh Vine common stock on the NYSE American and to obtain approval of the listing of the combined company’s common stock on the NYSE American, and (h) Fresh Vine and Notes Live using commercially reasonable efforts to coordinate with respect to compliance with NYSE American rules and regulations. In addition, the Merger Agreement requires that, on or prior to the closing of the Merger, Fresh Vine shall engage in a sale, license, transfer, disposition, divestiture or other monetization transaction, or winding down of Fresh Vine’s current wine production business (the “Fresh Vine Legacy Business”), or the sale, license, transfer, disposition, divestiture or other monetization transaction or other disposition of the assets comprising the Fresh Vine Legacy Business and in connection therewith causing any and all known obligations or liabilities associated with such assets and the conduct of the Fresh Vine Legacy Business operations to be satisfied (the “Fresh Vine Legacy Transaction”).

Consummation of the Merger is subject to certain closing conditions, including, among other things, (a) approval by Fresh Vine stockholders of the Fresh Vine Shareholder Matters (as defined below), (b) approval by Notes Live shareholders of, among other things, the adoption of the Merger Agreement, (c) the effectiveness of the Registration Statement, (d) NYSE American’s approval of the listing of the shares of Fresh Vine common stock to be issued in connection with the Merger (under the ticker symbol “VENU”), and, if applicable, NYSE American’s approval of an initial listing application for the combined company, (e) if applicable, the completion of required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the expiration or termination any waiting period applicable to the consummation of the Merger, (f) the absence of material adverse effects impacting Fresh Vine or Notes Live, (g) Fresh Vine having cash, cash equivalent assets or other liquid assets at the closing of the Merger in an amount that equals or exceeds the Net Cash Target, and having no liabilities on its balance sheet or unpaid or unsatisfied obligations that will require a cash expenditure by Fresh Vine after the effective time of the Merger, (h) the absence of dissenting Notes Live shareholders, and (i) the entry by Notes Live into lock-up and leak-out arrangements with its shareholders to its satisfaction. In addition, the closing of the Merger is conditioned upon Fresh Vine having completed the Fresh Vine Legacy Transaction, or discontinued the Fresh Vine Legacy Business, in a manner reasonably acceptable to Notes Live. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including without limitation regarding the accuracy of the representations and warranties of the other party and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement contains certain termination rights of each of Fresh Vine and Notes Live. Upon termination of the Merger Agreement under specified circumstances, Fresh Vine may be required to pay Notes Live a termination fee of $1.0 million and/or reimburse Notes Live’s expenses up to a maximum of $500,000, and Notes Live may be required to pay Fresh Vine a termination fee of $1.0 million, reimburse Fresh Vine’s expenses up to a maximum of $500,000, and/or, at the election of Fresh Vine, redeem the Fresh Vine Equity Investment at the same price per share as the purchase price paid by Fresh Vine therefor.

In connection with the Merger, Fresh Vine expects to seek the approval of its stockholders for, among other things, (a) the issuance of the shares of Fresh Vine common stock issuable in connection with the Merger and the change of control of Fresh Vine resulting from the Merger pursuant to the rules of the NYSE American, (b) amendments to the Fresh Vine Articles of Incorporation to change the name of Fresh Vine to “Notes Live Holding Corp.” and, solely if doing so will not violate the rules and regulations of NYSE American, cause its authorized common stock to be divided into two or more separate classes or series, (c) an amendment to the Fresh Vine Articles of Incorporation to effect the Reverse Stock Split; (d) upon conversion or exchange of Fresh Vine Series A Convertible Preferred Stock, the issuance of shares of Fresh Vine common stock in excess of the “Exchange Share Cap” and “Individual Holder Share Cap” limitations provided for in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, (e) the liquidation, spinning-out, distribution, or other disposition or discontinuance of the Fresh Vine Legacy Business, and (f) any other proposal to be agreed upon by Fresh Vine and Notes Live in furtherance of the transactions contemplated by the Merger Agreement (collectively, the “Fresh Vine Shareholder Matters” and such meeting, the “Fresh Vine Shareholder Meeting”).

The transactions contemplated by the Merger Agreement are anticipated to close in June 2024, subject to approval by Fresh Vine’s stockholders, and the satisfaction or waiver of various additional closing conditions.

The preceding summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed January 29, 2024 and which is incorporated herein by reference. The Merger Agreement is not intended to provide factual information about Fresh Vine or Notes Live or to modify or supplement any factual disclosures about Fresh Vine in this report of its other public filings with the SEC. The Merger Agreement includes representations, warranties and covenants of Fresh Vine, Notes Live and Merger Sub made solely for the purpose of the Merger Agreement and solely for the benefit of the parties thereto in connection with the negotiated terms of the Merger Agreement. Moreover, certain of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to SEC filings or may have been used for purposes of allocating risk among the parties to the Merger Agreement, rather than establishing matters of fact. Investors and stockholders are not third-party beneficiaries under the Merger Agreement. Accordingly, investors should not rely on the representations, warranties and covenants in the Merger Agreement or any descriptions thereof as characterizations of the actual state of facts or conditions of Fresh Vine, Notes Live or any of their respective affiliates.

Important Additional Information

In connection with the proposed transaction, Fresh Vine will file materials with the SEC, including a registration statement on Form S-4 (Form S-4), which will include a document that serves as a proxy statement/prospectus of Fresh Vine and an information statement of Notes Live, and other documents regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THESE MATERIALS, INCLUDING THE FORM S-4 AND THE PROXY STATEMENT/PROSPECTUS, WHEN THEY BECOME AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION AND THE PARTIES TO THE PROPOSED TRANSACTION. Investors and security holders will be able to obtain the Form S-4, the proxy statement/prospectus and other materials filed by Fresh Vine with the SEC free of charge from the SEC’s website at www.sec.gov or from Fresh Vine at the SEC Filings section of https://ir.freshvinewine.com/invest/.

Our Existing Business

We are a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, Fresh Vine Wine brings an innovative “better-for-you” solution to the wine market. Offering bold, crisp, and creamy wines that embody health, warmth, and a deeper connection to wellness and an active lifestyle, we offer a unique and innovative collection of today’s most popular varietals. We currently sell seven proprietary varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals have been produced and bottled in Napa, California.

Our wines are focused on the affordable luxury segment. Importantly, our wines stand out in the luxury wine market because they address the preferences of our target demographic of consumers with moderate to affluent income and with a desire to pursue a healthy and active lifestyles for a low-calorie, low-carb, gluten-free product, while concurrently delivering the quality and taste profile of a premium wine brand. This allows us to position our wines in the “better for you” segment that seeks to appeal to consumers’ emphasis on a healthy lifestyle. While we believe our product offerings have mass appeal among all consumers of affordable luxury wines, we have positioned the Fresh Vine Wine brand as a complement to the healthy and active lifestyles of younger generation wine consumers.

Our core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $25 per bottle - price points that support a premium product strategy, appeal to mass markets, and allow us to offer significant value across all consumer distribution channels. Given the Fresh Vine Wine brand’s “better-for-you” appeal and overall product quality, we believe that it presents today’s consumers with a unique value proposition within this price category.

As a testament to the quality of our varietals, in September 2022 we announced that The Tasting Panel Magazine and The Somm Journal, two highly regarded wine publications, had awarded Fresh Vine Wine’s California Cabernet Sauvignon, 2020 Vintage, a 92 Rating (out of 100). This is the second of our varietals to receive a 92 Rating during 2022, with our Limited Reserve Napa Cabernet Sauvignon receiving a Rating of 92 from James Suckling, regarded as one of the world’s most influential wine critics, in July. Also, in July 2022, our 2020 California Pinot Noir and California 2021 Rosé varietals were awarded Bronze Medals by TEXSOM. In 2022, Fresh Vine Wine varietals were recognized by various industry authorities with a total of 16 separate awards.

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and we are licensed to sell through DTC channels in 43 states. As of December 31, 2023, we hold active relationships with wholesale distributors in 50 states. We are working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to continue and expand our presence across the contiguous United States.

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

We do not own or operate any vineyards. Instead of cultivating our own grapes, we have used Fior di Sole, a third-party supplier, to source grapes. This allows us to leverage our supplier’s broad network of vendor relationships and purchasing power to negotiate favorable cost structures. Because our supplier procures product inputs on our behalf, including bulk juice, we do not currently engage directly with grape growers (“growers”) or bulk distributors of juice (“bulk distributors”). As a result, we have limited front-end supply chain visibility. This is a strategy by design that we believe provides us with access to diversified growers and large distributors, which reduces our reliance upon any single vendor and mitigates our exposure to droughts, wildfires, spoilage, contamination and other supply side risks common to the wine industry.

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

Capital-Efficient and Scalable Operational Structure

We have strategically structured our organization and operations to minimize our capital investment requirements while maintaining flexibility to rapidly scale our production capabilities to meet consumer demands. We do this by utilizing internal capabilities while leveraging a network of reputable third-party providers with industry experience and expertise that we use to perform various functions falling outside our internal core competencies.

Production and Bottling on an Alternating Proprietorship Basis

We contracted with Fior di Sole, an industry leading packaging innovation and wine production company based in Napa Valley, California, to serve as a “host winery” and to occupy a portion of its production and warehouse facility and utilize its production equipment on an alternating proprietorship basis. Under this arrangement, we used capacity at Fior di Sole’s production facility at times mutually convenient to us and Fior di Sole to produce and bottle our wines for an initial set-up fee and a recurring monthly fee. Fior di Sole was responsible for keeping its production equipment in good operating order. When the alternating Premises was operated by or used on behalf of our Company, it was operated pursuant to our federal basic permit and California winegrower’s license. Under our agreement with Fior di Sole, we were solely responsible for managing and conducting our own winemaking activities and we made all production decisions relating to our wines. However, we could have requested the use of Fior di Sole’s personnel to perform crush, fermentation, blending, cellar, warehousing, barrel topping and/or bottling services for additional fees. This arrangement had allowed us to commence our operations and build the Fresh Vine Wine brand without having to incur the considerable overhead costs involved with the purchase or full-time lease of a production facility. The term of the agreement commenced in July 2019, had an initial term of one year and automatically renews for additional one-year terms unless either party provides 90 days written notice to the other of its intent to terminate at the end of the then current term. Either party may terminate the agreement upon 30 days written notice if the other party is in violation of any law or regulation that renders it impossible to perform its obligations under the agreement for a period of greater than 30 days, makes an assignment for the benefit of creditors or files for bankruptcy protection, or is in material breach of its obligations under the agreement and such failure to perform is not cured within 30 days of written notice from the other party.

Fior di Sole also provided us with capacity juice and blends, finishes, bottles, stops, labels and packages our wine, which reduced our internal overhead expenses and allowed us to benefit from that company’s increased purchasing power. Fior di Sole provided these services on a purchase order basis, which purchase orders were subject to the parties’ mutual agreement and governed by a Custom Winemaking and Bottling Agreement. This agreement outlined the schedule for placing orders, the responsibility and schedule for delivery of production materials, procedures for establishing the wine bottling date and delivery date. We were required to remit 20% of the amount due for wine produced, bottled and packaged pursuant to this agreement upon our submission of a purchase order. The payment advance was used by Fior Di Sole to reserve or procure materials on our behalf with additional vendors for bottles, boxes, corks, labels, juice, and other inputs. We, or our winemaker on our behalf, oversaw the production at the winery and approved all components and aspects of the production process. The balance of the amount due for wine produced, bottled and packaged (the remaining 80%) was due following our quality review and acceptance of the finished product. This agreement was terminated in December 2023.

Licensing, Tax and Regulatory Compliance

We have contracted with a third-party to manage our regulatory licensing and compliance activities. We maintain licenses that enable us to distribute our wine to all 50 states, and to sell direct-to-consumer from our e-commerce website in 48 states. We currently utilize software tools available to the industry and work with our license compliance service provider to navigate and manage the complex state-by-state tax and other regulations that apply to our operations in the beverage alcohol industry. This has enabled us to reduce the administrative burden of tax compliance, reporting and product registration.

We believe that leveraging our network of supply chain and compliance partners, consultants and service providers enables us to avoid potential costly and lengthy delays on nearly every aspect of our business, from grapes to packaging materials, and will accelerate our return on capital due to our limited need to procure expensive equipment, real estate, and other capital-intensive resources.

Sales and Marketing Strategy

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

We completed our sponsorship agreement with the Tampa Bay Rays in 2023. We intend to reduce or cancel the remaining sponsorships and do not anticipate pursuing new professional sports sponsorships as part of our marketing and brand awareness initiatives going forward since our brand has reached national retail distribution.

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

Related party services

 In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a related party in the wine industry due to common ownership, to provide representation and distribution services. As of June 15, 2022, the original agreement was terminated. Prior to termination, the Company provided access to new markets and retail and wholesale customers to the related party. In exchange for these services, the Company received a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. For the year ended December 31, 2022, the Company recognized $297,224 in service revenue related to this agreement. In September 2022, the Company entered into a new distribution agreement with Appellation Brands, LLC to purchase approximately $195,000 of wine inventory and sell directly to our customers. Sales associated with the new agreement are recorded within wholesale revenue beginning September 1, 2022. Total sales for the year ended December 31, 2023 associated with the new agreement was approximately $16,000. After our sales of the Appellation Brands, LLC wine inventory was completed, our affiliation with Appellation Brands, LLC ceased altogether.

Our Strategy for Growth

We have been executing the following strategies to gain brand and product visibility and increase sales and market share:

●	Continuing to establish brand visibility, awareness and credibility through mass and micro marketing tactics and association with other strong brands. These range from organic to paid media.

●	Continuing to build grass roots demand through high visibility sales and marketing activities that promote high margin DTC and home delivery sales channels, including continued investment in DTC technologies and capabilities that are critical to maintaining an intimate relationship with consumers.

●	Expanding our U.S.-based wholesale and retail distribution network by leveraging our product and brand differentiation, the emerging better-for-you category and to provide distribution partners with a differentiated value proposition.

●	Pursuing distribution of our wines internationally.

●	Embracing disruptive technologies and customer trends, and exploring and expanding partnerships with other organizations investing in customer-centric technologies, such as home delivery, third party wine clubs and evolving alternative DTC purchasing methods, such as ecommerce marketplaces, product aggregators and virtual distributors.

●	Expanding and strengthening key supply chain relationships, including with current and future juice suppliers, bottlers, materials suppliers, and dry goods suppliers, to establish a diversified portfolio of partners across all areas of our supply chain and to maintain effective capital management.

●	Continuing to add to the Fresh Vine Wine product portfolio by developing new varietals that fit within the better-for-you category and are consistent with our existing brand.

●	Continuing to invest in packaging innovation, including “active lifestyle packaging” alternatives to traditional bottling that provides an opportunity for our customers to enjoy Fresh Vine Wines in non-traditional settings.

●	Capitalizing on upward price mobility - While many other wine companies are experiencing downward price pressure to enter the coveted under $30 category, our wines currently sell for suggested retail prices ranging from $15 to $25 per bottle.

●	Developing additional wine brands by replicating the strategies used to build the Fresh Vine Wine brand via business service line agreements.

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

Employees

As of December 31, 2023, we had approximately four full-time employees. All of our employees are employed in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

 We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Except as disclosed in “Item 3 - Legal Proceedings,” we are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

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

ITEM 1A. RISK FACTORS.

Our company and business involves a number of challenges and risks. In addition to the other information in this report, you should consider carefully the following risk factors in evaluating us and our business. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, financial condition, operating results, or prospects. In assessing these risks, you should also refer to the other information contained in this report, including our financial statements and related notes.

Risks related to the proposed Merger transaction

The Exchange Ratio will not change or otherwise be adjusted based on the market price of our common stock as the exchange ratio depends on, among other things, the relative valuations ascribed to us and Noted Live upon entry into the Merger Agreement and not the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

On January 25, 2024, we, Merger Sub (our wholly-owned subsidiary) and Notes Live entered into the Merger Agreement pursuant to which, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Notes Live, with Notes Live continuing as our wholly-owned subsidiary and the surviving corporation in the Merger. Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, and among other things, each then outstanding share of Notes Live common stock will be converted into the right to receive a number of shares of Fresh Vine common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (ii) each then outstanding warrant to purchase Notes Live common stock will be exchanged (or otherwise amended) for a warrant exercisable (at an exercise price adjusted to reflect to the Exchange Ratio) to acquire that number of shares of Fresh Vine common stock equal to the number of warrant shares multiplied by the Exchange Ratio, and (iii) any then outstanding Notes Live promissory note that is convertible into Notes Live common stock will be exchanged, or otherwise amended, such that it will be convertible from and after the Merger into shares of Fresh Vine common stock at a per share conversion price adjusted to reflect the Exchange Ratio.

The Merger Agreement has set the calculation of the Exchange Ratio based on the relative valuations ascribed to us and Noted Live upon entry into the Merger Agreement, which in turn will be adjusted to reflect the amount of gross proceeds received or to be received by Notes Live in its private offering of securities conducted by Notes Live as of the date of the Merger Agreement and the Net Cash Surplus, if any, of Fresh Vine on the closing date of the Merger (as well as the impact of the Reverse Stock Split). The Merger Agreement does not include a price-based termination right. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Notes Live’s shareholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Notes Live’s shareholders could receive Merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. Because the Exchange Ratio does not adjust as a direct result of changes in the market price of our common stock, changes in the market price of our common stock will change the value of the total Merger consideration payable to Notes Live’s shareholders.

Stock price changes may result from a variety of factors, including changes in our or Notes Live’s respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed, the timing of the Merger, and general market, industry and economic conditions.

Our stockholders and Notes Live’s shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders and Notes Live’s shareholders will have experienced dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Failure to complete the Merger may result in either us or Notes Live paying a termination fee to the other party and could significantly harm the market price of our common stock and negatively affect the future business and operations of each company.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay Notes Live a termination fee of $1.0 million and/or reimburse Notes Live’s expenses up to a maximum of $500,000, and Notes Live may be required to pay us a termination fee of $1.0 million, reimburse our expenses up to a maximum of $500,000 and/or, at the election of Fresh Vine, redeem the  $500,000 equity investment in Notes Live made by Fresh Vine upon entering into the letter of intent with Note Live for the Merger transaction  at the same price per share as the purchase price paid by Fresh Vine therefor. Even if a termination fee or reimbursement of expenses of the other party are not payable in connection with a termination of the Merger Agreement, each of us and Notes Live will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.

The issuance of our common stock to Notes Live’s shareholders pursuant to the Merger Agreement and the resulting change in control from the Merger must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by Notes Live’s shareholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, our stockholders must approve, among other things, the issuance of our common stock to Note Live’s shareholders pursuant to the Merger Agreement and the resulting change in control from the Merger, and Note Live’s shareholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

Our stockholders will have a reduced ownership and voting interest in, and will exercise significantly less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in our company.

If the proposed Merger is completed, our current stockholders will own a significantly smaller percentage of the combined company than their ownership in our company prior to the Merger. On a pro forma basis and without adjustment for gross proceeds from the Notes Live Financing or any Net Cash Surplus, pre-Merger Notes Live shareholders are expected to own approximately 95.1% of the outstanding shares of capital stock of the combined company and pre-Merger Fresh Vine stockholders are expected to own approximately 4.9% of the outstanding shares of capital stock of the combined company.

During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our business prospects.

Covenants in the Merger Agreement impede our ability to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating any inquiries, indications of interest, proposals or offers that constitute or may reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to our stockholders, but we may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to result in a superior takeover proposal and that failure to cooperate with the proponent of the proposal is reasonably likely to be inconsistent with our board’s fiduciary duties. Any such transactions could be favorable to our stockholders. In addition, if we terminate the Merger Agreement under certain circumstances, including terminating because of a decision of ours to enter into a definitive agreement with respect to a superior offer, we would be required to pay a termination fee of $1.0 million to Notes Live and/or reimburse Notes Live’s expenses up to a maximum of $500,000. This termination fee described above may discourage third parties from submitting alternative takeover proposals to our stockholders, and may cause our board of directors to be less inclined to recommend an alternative takeover proposal.

Because the lack of a public market for Notes Live common stock makes it difficult to evaluate the value of Notes Live common stock, the Notes Live shareholders may receive shares of our common stock in the Merger that have a value that is less than, or greater than, the fair market value of Notes Live common stock.

The outstanding common stock of Notes Live is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Notes Live. Because the percentage of our common stock to be issued to Notes Live’s shareholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by Notes Live’s shareholders will be less than the fair market value of Notes Live, or that the value of our common stock to be received by Notes Live’s shareholders may be more than the aggregate fair market value for Notes Live.

If the conditions to the Merger are not satisfied or waived, the Merger will not occur.

Even if the transactions contemplated by the Merger Agreement are approved by our stockholders and Notes Live’s shareholders, several other specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger, including without limitation (i) the effectiveness of a registration statement on Form S-4 to register the shares of Fresh Vine common stock to be issued in connection with the Merger, (ii) NYSE American’s approval of the listing of the shares of Fresh Vine common stock to be issued in connection with the Merger, and, if applicable, NYSE American’s approval of an initial listing application for the combined company, (iii) if applicable, the completion of required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the expiration or termination any waiting period applicable to the consummation of the Merger, (iv) the absence of material adverse effects impacting Fresh Vine or Notes Live, (v) Fresh Vine having cash, cash equivalent assets or other liquid assets at the closing of the Merger in an amount that equals or exceeds the Net Cash Target, and having no liabilities on its balance sheet or unpaid or unsatisfied obligations that will require a cash expenditure by Fresh Vine after the effective time of the Merger, (vi) the absence of dissenting Notes Live shareholders, and (vii) the entry by Notes Live into lock-up and leak-out arrangements with its shareholders to its satisfaction. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

If the Merger is not completed, our board of directors may decide to pursue a dissolution of our company. In a dissolution, there can be no assurances as to the amount or timing of available cash, if any, to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

Although we have entered into the Merger Agreement with Notes Live, the closing of the Merger may be delayed or may not occur at all and there can be no assurance that the Merger will deliver the anticipated benefits we expect or enhance stockholder value. If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay Notes Live a termination fee of $1.0 million and/or reimburse Notes Live’s expenses up to a maximum of $500,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed.

If, for any reason, the Merger does not close, our board of directors may elect to, among other things, attempt to complete another strategic transaction like the Merger, attempt to sell or otherwise dispose of the various assets of ours or continue to operate our business, and/or decide that it is in the best interests of the Fresh Vine stockholders to suspend or cease its operations, seek to dissolve the company and liquidate its assets, or initiate bankruptcy proceedings. Any of these alternatives would be costly and time-consuming and may require that we obtain additional funding. We expect that it would be difficult to secure financing in a timely manner, on favorable terms or at all. We can make no assurances that we would be able to obtain additional financing or find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement or that any such alternatives are possible or would be successful, if pursued. To the extent that we seek and are able to raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Even if we are able to pursue such alternatives, the failure to complete the Merger may result in negative publicity and/or a negative impression of us in the investment community, could significantly harm the market price of our common stock and may affect our relationship with employees and other partners in the business community.

If the Merger is not completed, our board of directors may decide that it is in the best interests of our stockholders to suspend or cease its operations, seek to dissolve the company and liquidate its assets, or initiate bankruptcy proceedings. In that event, the amount of cash available, if any, for distribution to our stockholders would depend heavily on the timing of such decision since the amount of cash available for distribution continues to decrease as we fund our operations and incur fees and expenses related to the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution of our company, we would be required to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution of our company. If a dissolution were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, our stockholders could lose all or a significant portion of their investment in the event of a dissolution of our company.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

As of December 31, 2023, we had four full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Our ability to complete the Fresh Vine Legacy Transaction is uncertain, and we cannot predict the terms and conditions of any such Fresh Vine Legacy Transaction, including the consideration that we may receive.

As a condition to the closing of the Merger, on or before the closing of the Merger, Fresh Vine shall have engaged in a sale, license, transfer, disposition, divestiture or other monetization transaction, or winding down of Fresh Vine’s current wine production business (the “Fresh Vine Legacy Business”), or the sale, license, transfer, disposition, divestiture or other monetization transaction or other disposition of the assets comprising the Fresh Vine Legacy Business and in connection therewith causing any and all known obligations or liabilities associated with such assets and the conduct of the Fresh Vine Legacy Business operations to be satisfied (the “Fresh Vine Legacy Transaction”).

Because completion of the Fresh Vine Legacy Transaction is a condition to the closing of the Merger, the success of the combined company will be dependent on the success of the Notes Live business operations following the merger.

Lawsuits may be filed in the future against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us and our board of directors in connection with the transactions contemplated by the Merger Agreement. It is common for public reporting companies engaged in merger transactions to receive letters from purported stockholders demanding amendments to registration statements and/or proxy statements filed with the SEC to provide additional disclosures that such stockholders allege were improperly omitted, or complaints asserting claims for allegedly false and misleading statements in such filings. The outcome of demands or complaints that we may receive or any litigation is uncertain, and we may not be successful in defending against any such claims. Lawsuits that may be filed against us and/or our board of directors could delay or prevent the Merger, divert the attention of our management team and employees from our day-to-day business and otherwise adversely affect our business and financial condition.

Risks related to our company and our business.

We have a limited operating history and have generated limited revenue to date.

Our company was recently founded, and we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and evolving markets such as ours. The risks include, but are not limited to, an evolving business model and the management of growth and product development. To address these risks, we must, among other things, implement and successfully execute our business strategy and other business systems, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have generated very limited revenues to date, including revenues of approximately $1.8 million and $2.9 million during fiscal 2023 and fiscal 2022, respectively. We have incurred net losses of $10.6 million and $15.2 million during fiscal 2023 and 2022, respectively. We had an accumulated deficit of $26.5 million and $15.8 million at December 31, 2023 and 2022, respectively. We may never generate material revenues or achieve profitability.

We have not generated profits from operations to date. The success and longevity of our company will depend on our ability to generate profits from future operations or obtain sufficient capital through financing transactions to meet our business obligations.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2023 included an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern for twelve months from the financial statement issuance date. We incurred net losses of $10.6 million and $15.2 million during fiscal 2023 and 2022, respectively. Our cash and restricted cash balance at December 31, 2023 was approximately $336,000. Our ability to continue as a going concern, including during the pendency of the Merger transaction, will be determined by our ability to generate sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing.

We need to hire additional executive officers and other personnel.

Our executive management is currently comprised of a Chief Executive Officer and a Chief Financial Officer, both of whom are serving in interim positions. If the Merger transaction is not completed, the future success of our existing wine production business will be dependent in part upon us locating and retaining qualified individuals who will serve as executive officers on a permanent basis and lead our Company and our business operations, and on us locating additional members to serve on our board of directors to help oversee and guide our company. We cannot predict with certainty when we will be able locate such individuals.

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

On August 8, 2023, the Company received written letters from each of Ms. Dobrev and Jaybird Investments, LLC, notifying the Company that it was in default of their respective license agreements based on failure to pay license fees and providing 30 day notice of termination of their respective license agreements. Effective September 7, 2023, each license agreement terminated. Upon such termination, the rights and licenses granted to us under such agreements were revoked and were required to cease the marketing and sale of products that feature their name, likeness, image, and other indicia of identity after a 90 day run-off period. As a result, we will be required to refocus our marketing and brand promotion efforts, which may adversely affect our business and results of operations.

We rely heavily on third-party suppliers and service providers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers and service providers.

We have strategically structured our organization and operations with a view towards minimizing our capital investment requirements. We do this by leveraging a network of third-party providers with industry experience and expertise that we use to perform various functions on our behalf. Specifically, we contract with Fior di Sole, an industry leading packaging innovation and wine production company based in Napa Valley, California, to serve as a “host winery” and permit us to occupy a portion of its production and warehouse facility and its production equipment on an alternating proprietorship basis. Under this arrangement, we are able to use capacity at Fior di Sole’s production facility at times mutually convenient to us and Fior di Sole to produce and bottle our wines. Fior di Sole is responsible for keeping its production equipment in good operating order. Although we are solely responsible for managing and conducting our own winemaking activities, we may request use of the Fior di Sole’s personnel to perform crush, fermentation, blending, cellar, warehousing, barrel topping and/or bottling services for additional fees. Under a separate agreement, Fior di Sole provides us with bulk juice and blends, finishes, bottles, stops, labels, and packages our wine. Fior di Sole provides these services on a purchase order basis, which purchase orders are subject to the parties’ mutual agreement. This agreement was terminated in December 2023.

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

Other than sales made directly to our consumers, the majority of our wine sales are made through distributors for resale to retail outlets, restaurants and hotels across the United States. We expect sales to distributors to represent an increasingly substantial portion of our future net sales as we continue to grow our network of wholesale distributors. Consolidation among wine producers, distributors, wholesalers, suppliers and retailers could create a more challenging competitive landscape for our wines. In addition, we believe that the increased growth and popularity of the retail e-commerce environment across the consumer product goods market, which accelerated during the COVID-19 pandemic and the resulting quarantines, “stay at home” orders, travel restrictions, retail store closures, social distancing requirements and other government action, has and is likely to continue to change the competitive landscape for our wines. Consolidation at any level could hinder the distribution and sale of our wines as a result of reduced attention and resources allocated to our winery brands both during and after transition periods, because our winery brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins as newly consolidated distributors take down prices or demand more margin from existing suppliers. Changes in distributors’ strategies, including a reduction in the number of brands they carry or the allocation of resources for our competitors’ brands or private label products, may adversely affect our growth, business, financial results and market share. Distributors of our wines offer products that compete directly with our wines for inventory and retail shelf space, promotional and marketing support and consumer purchases. Expansion into new product categories by other suppliers or innovation by new entrants into the market could increase competition in our product categories.

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

In addition to litigation that may arise from time to time in the ordinary course of business, we have been engaged in litigation with our former Chief Operating Officer.

As disclosed under Item 3 - Legal Proceedings, the Company has been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. The lawsuit relates to a complaint filed by Mr. Michaels resulting from the Company including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to a settlement agreement that the Company entered into with Mr. Michaels following termination of his employment and for not removing or directing the Company’s transfer agent to remove such legend. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies.

The Company is assessing the options available to it, including the possibility of appealing the verdict. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict, and the existence of litigation may impact the ability of management to focus on other business matters. Furthermore, the Company will be required to post an appeals bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeals bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral. In addition, adverse judgments may result in an increase in future insurance premiums, and any judgments for which the Company is not fully insured may result in a significant financial loss and may materially and adversely affect the Company’s business, results of operations and financial results..

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

Our future success depends on our ability to protect our current and future wine brands and wines and to enforce and defend our trademarks and other intellectual property rights. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to secure and protect our intellectual property rights. We have been granted three (3) trademark registrations in the United States for FRESH VINE®, FRESH VINE (Stylized)®, and our FV Logo®, and numerous trademark registrations in other countries for the FRESH VINE mark, and we have filed, and may continue to file, trademark applications seeking to protect newly-developed wine brands. We have also been granted a copyright registration in the first version of our website located at www.freshvine.com. While a copyright exists in a work of art once it is fixed in tangible medium, we intend to continue to file copyright applications to protect newly-developed works of art that are important to our business.

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

Our common stock has been listed on the NYSE American exchange since our December 2021 initial public offering. The rules of NYSE American provide that the NYSE American may, in its discretion, suspend dealings in, or may remove any security from, listing. As a matter of policy, NYSE American will consider the delisting of a security when the financial condition and/or operating results of a company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the NYSE American inadvisable, the company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, the company has failed to comply with its listing agreements with the NYSE American, or any other event shall occur or any condition shall exist which makes further dealings on the NYSE American unwarranted. For example, the NYSE American considers suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, or (iii) $6 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The NYSE American will also consider suspending trading in, or removing the listing of, securities of an issuer that has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable as to whether such issuer will be able to continue operations and/or meet its obligations as they mature.

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

On November 21, 2023, we received notification (the “Acceptance Letter”) from NYSE American that the Company’s plan to regain compliance with NYSE American’s listing standards was accepted. The Acceptance Letter also stated that the Company is not in compliance with Section 1003(a)(i) of the Company Guide, which requires an issuer to have stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two out of its three most recent fiscal years. The Company reported stockholders’ equity of $1.1 million as of September 30, 2023, the end of its third fiscal quarter of 2023, and has had losses from continuing operations and/or net losses in each of its fiscal years ended December 31, 2020, 2021 and 2022.

NYSE American has granted the Company a plan period through March 8, 2025 to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide. If the Company is not in compliance with all continued listing standards by that date or if the Company does not make progress consistent with the plan during the plan period, the Company will be subject to delisting proceedings. The Company will be subject to periodic NYSE American reviews, including quarterly monitoring for compliance with the plan. We cannot make any assurance regarding whether we will be able to make progress consistent with the plan or ultimately regain compliance with the NYSE American listing standards. Our common stock will continue to be listed on the NYSE American while we attempt to regain compliance with the listing standard noted, subject to our compliance with other continued listing requirements. Our common stock will continue to trade under the symbol “VINE,” but will be included in the list of NYSE American noncompliant issuers, and the below compliance (“.BC”) indicator will be disseminated with our ticker symbol. The website posting and .BC indicator would be removed when we have regained compliance with all applicable continued listing standards.

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

If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on NYSE American and if the price of our common stock is less than $5.00, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We will incur significant legal, accounting, and other expenses associated with our public company reporting requirements and corporate governance requirements.

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

In this report, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2023 due to the existence of a material weakness related to internal controls over financial reporting. See Item 9A - Controls and Procedures. Although we intend to engage in activities aimed at remediating these material weaknesses, our remediation activities may not be successful, and our management may continue to conclude that our disclosure controls and procedures and our internal control over financial reporting are not effective in future periods.

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

Our operating results are likely to fluctuate in the future as a publicly traded company, which may occur during the pendency of the Merger transaction or following completion of the Merger. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You may not be able to resell your shares at or above the price that you paid or pay for them or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular year or quarter are not necessarily a meaningful indication of future results, fluctuations in our yearly or quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. The full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

Through October 31, 2022, our principal executive offices located at 505 Highway 169 North, Suite 255, Plymouth, Minnesota 55441 were leased by Rabbit Hole Equity, L.L.C., a Texas limited liability company that serves as a family office that manages a portfolio of business investments held by our former Executive Chairman and his affiliates (“Rabbit Hole Equity”). Pursuant to an unwritten month-to-month arrangement, a portion of Rabbit Hole Equity’s lease payments were allocated to the Company. Effective November 1, 2022, we terminated this lease arrangement and currently maintain a virtual administrative office environment. The address, for mailing purposes, of our principle executive offices is P.O. Box 78984, Charlotte, NC 28271.

Our production facility, which we occupied on an alternating proprietorship basis, was located in Napa, California. The initial term of the Alternating Proprietorship Agreement with our “host winery” expired in July 2022, but was renewed and was ultimately terminated in December 2023.

We utilize two warehouse facilities in American Canyon, California. We pay storage fees per pallet and entry and exit processing fees.

We expect that the current properties will be adequate for our current office and production needs.

During the year ended December 31, 2023 and 2022, respectively, we incurred approximately $0 and $94,436 in facilities rental expense.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Except as set forth below, we are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Timothy Michaels Lawsuit

The Company was a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. The lawsuit related to a complaint filed by Mr. Michaels resulting from the Company including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to a settlement agreement that the Company entered into with Mr. Michaels following termination of his employment and for not removing or directing the Company’s transfer agent to remove such legend. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. The Company is assessing the options available to it, including the possibility of appealing the verdict. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict, and the existence of litigation may impact the ability of management to focus on other business matters. Furthermore, the Company will be required to post an appeals bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeals bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

Website-related Plaintiff’s Lawsuit

 On January 26, 2024, the Company was served with a complaint filed in the United States District Court for the Southern District of New York alleging that the Company has failed to design, construct, maintain and operate its Internet website to be fully accessible to and independently usable by blind or visually-impaired persons, thereby denying blind and visually-impaired persons with equal access to the Company’s goods and services in violation of the Title III of the Americans with Disabilities Act of 1990 and the New York Human Rights Law, the New York Civil Rights Law. On February 16, 2024, the Company filed an Answer to the complaint denying the plaintiff’s allegations and asserting affirmative defenses thereto.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the NYSE American under the symbol “VINE” on December 14, 2021. Prior to that date, there was no public trading market for our common stock.

Stockholders

As of March 8, 2024, there were 43 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

Recent Sales of Unregistered Securities

The Company has not conducted sales of unregistered securities during the period covering this report except as previously disclosed in the Company’s Quarterly Reports on Form 10-Q or in its Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not purchase shares of its common stock conducted sales of unregistered securities during the fourth quarter of 2023.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements” included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. Under this “Fresh Vine Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” “we,” “us,” “our” “Fresh Vine Wine,” “Fresh Vine” and the “Company” refer to Fresh Vine.

Overview

Fresh Vine Wine, Inc. is a producer of low carb, low calorie, premium wines in the United States. Founded in 2019, Fresh Vine brings an innovative “better-for-you” solution to the wine market. We currently sell seven varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals are produced and bottled in Napa, California.

Fresh Vine’s wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. Fresh Vine is able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and it is licensed to sell through DTC channels in 43 states. As of December 31, 2023, Fresh Vine holds active relationships with wholesale distributors in 50 states. Fresh Vine is working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

Fresh Vine’s core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $25 per bottle. Given the Fresh Vine Wine brand’s “better-for-you” appeal, and overall product quality, Fresh Vine believes that it presents today’s consumers with a unique value proposition within this price category. Additionally, Fresh Vine Wine is one of very few products available at this price point that includes a named winemaker, Jamey Whetstone.

Fresh Vine’s marketing activities focus primarily on consumers in the 21-to-34-year-old demographic with moderate to affluent income and on those with a desire to pursue a healthy and active lifestyle.

Fresh Vine’s asset-light operating model allows it to utilize third-party assets, including land and production facilities. This approach helps us mitigate many of the risks associated with agribusiness, such as isolated droughts or fires. Because Fresh Vine sources product inputs from multiple geographically dispersed vendors, it reduces reliance on any one vendor and benefit from broad availability/optionality of product inputs. This is particularly important as a California-based wine producer where droughts or fires can have an extremely detrimental impact to a company’s supply chain if not diversified.

Key Financial Metrics

We use net revenue, gross profit (loss) and net income (loss) to evaluate the performance of Fresh Vine. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Year ended December 31,
	2023	2022
Net revenue	$1,826,190	$2,860,001
Gross profit (loss)	$(2,585,929)	$308,992
Net loss	$(10,615,035)	$(15,202,507)

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

	Year ended December 31,
	2023	2022
Wholesale	73%	58%
Direct to consumer	27%	32%
Related party service	-%	10%
	100%	100%

Cost of Revenues

Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, and capsules. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. Fresh Vine expects that cost of revenues will increase as net revenue increases. As the volume of the product inputs increases, Fresh Vine intends to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue. Based on a proposed sale of inventory at a price below the Company’s cost, the Company completed an evaluation of the net realizable value of our inventory during the year ended December 31, 2023. As a result of this evaluation, the Company recorded a $1.7 million inventory write down to reflect it at its net realizable value at June 30, 2023 and an additional approximately $100,000 was written down by December 31, 2023. This is recorded in cost of revenue in the financial statements. The inventory reserve balance at December 31, 2023 is approximately $112,000.

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

Results of Operations

	Year ended
	December 31,
	2023	2022
Net revenue	$1,826,190	$2,860,001
Cost of revenues	4,412,119	2,551,009
Gross profit (loss)	(2,585,929)	308,992
Selling, general and administrative expenses	6,322,184	11,489,805
Equity-based compensation	1,708,218	4,053,123
Loss from operations	(10,616,331)	(15,233,936)
Other income	1,296	31,429
Net loss	$(10,615,035)	$(15,202,507)

Comparison of the Fiscal Years ended December 31, 2023 and 2022

Net Revenue, Cost of Revenues and Gross Profit

	Year ended December 31,		Change
	2023	2022	$	%
Net revenue	$1,826,190	$2,860,001	1,033,811	-36%
Cost of revenues	4,412,119	2,551,009	1,861,110	73%
Gross profit (loss)	$(2,585,929)	$308,992	(2,894,921)	-937%

We had net revenue in fiscal 2023 of $1,826,190. Net revenue in fiscal 2022 was $2,860,001. The decrease in net revenue was attributable to decreasing sales and marketing spending, the termination of related party sales agreements and increased billbacks. We generated net revenue of $1,328,382 during fiscal 2023 from our wholesale distribution channel and $497,808 of net revenue from our direct-to-consumer sales channel. This revenue distribution represents 73% and 27%, respectively, of our net revenue during the period.

Selling, general and administrative expenses

	Year ended December 31,		Change
	2023	2022	$
Selling expenses	$965,091	$1,238,568	$(273,477)
Marketing expenses	1,576,324	2,746,432	(1,170,108)
General and administrative expenses	3,780,769	7,504,805	(3,724,035)
Total selling, general and administrative expenses	$6,322,184	$11,489,805	$(5,167,620)

For the year ended December 31, 2023, selling, general and administrative expenses decreased 45%, compared to the period ended December 31, 2022. Selling, general and administrative expense decreases were largely driven by certain one-time charges associated with the leadership transition in 2022, as well as decreases in general and administrative expenses due to lower staffing headcount and related salaries and less consulting, legal and financial expenses as operational activity decreased from 2022 to 2023. The year-over-year decrease in marketing expenses primarily resulted from decreased advertising, social media marketing, tastings, and other promotion materials and events as selling and marketing expenses are directly related to sale trends.

Cash Flows

	Year ended
	December 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(4,809,009)	$(13,528,251)
Investing activities	(500,000)	-
Financing activities	3,565,014	(455,355)
Net (decrease) increase in cash	$(1,743,995)	$(13,983,606)

Net cash used in operating activities was ($4,809,009) and ($13,528,251) for the years ended December 31, 2023 and December 31, 2022, respectively. Cash used in operating activities decreased in the period ended December 31, 2023 primarily because of one-time selling, general and administrative expenses in 2022 driven by charges associated with the leadership transition, as well as decreases in general and administrative expenses due to lower staffing headcount and related salaries and less consulting, legal and financial expenses as operational activity decreased from 2022 to 2023. The decrease is also due to the fact that no inventory purchases were made in 2023 to maintain our inventory levels to meet demand and reductions in costs for staffing and marketing activities.

Net cash used in investing activities was $500,000 and $0 for the years ended December 31, 2023 and December 31, 2022, respectively. Cash used in investing activities in the 2023 period was from the investment made to Notes Live, Inc, see Note 5.

Net cash provided by (used in) financing activities was $3,565,014 and $(455,355) for the years ended December 31, 2023 and December 31, 2022, respectively. The difference is due to the Rights Offering of $2,615,014 and the issuance of preferred stock for a net of $950,000 during the year ended December 31, 2023.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately ($10.6) million and ($15.2) million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $26.5 million and a total stockholders’ deficit of approximately $830,000. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of December 31, 2023, we had $336,340 in cash and restricted cash, accounts receivable of $172,101, inventory of $337,873, and prepaid expenses of $42,943. On December 31, 2023, current assets amounted to approximately $889,000 and current liabilities were $2.1 million resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $1.3 million.

Since the commencement of its operations, the Company’s operating and other expenses have significantly exceeded its revenues. The Company put in place cash preservation initiatives in the second half of 2022, including a strategic restructuring plan aimed at cash resources while continuing to focus on accelerating sales growth. That plan resulted in the termination of members of the Company’s internal sales team, the engagement of a third party vendor positioned to more efficiently and effectively facilitate sales, and the engagement of a third party vendor to manage marketing initiatives and drive growth within the Direct-to-Consumer sales channel.

During the second quarter of 2023, the Company undertook a review of the Company’s operations and strategic plans, and took measures aimed at improving the Company’s operational efficiency, curtailing operating expenses and further preserving cash resources. During the year ended December 31, 2023, the Company continued to work to reduce its operating expenses, including reducing its warehousing costs, while continuing to provide customers the opportunity to experience its wine and supporting its current retail customers and those purchasing via the Company’s wine club or from its website.

Commencing in June 2023, the Company has worked aggressively to identify prospective new sources of capital, while working with advisors to assess and improve its liquidity position, including from the sale of existing inventory. Early in the third quarter, the Company entered into purchase orders for the sale of up to 45,000 cases of the Company’s wine to Grocery Outlet, a discount retailer, with sales occurring through the last part of 2023. The Company had sales related to this agreement totaling approximately $829,000 for the year ended December 31, 2023.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement shares of a newly created series of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Stock”). Pursuant to the Securities Purchase Agreement, the Purchasers collectively purchased 10,000 shares of Series A Stock at a per share purchase price equal to $100.00, for total gross proceeds of $1.0 million. See “Financing Transactions” below for a description of the Company’s offering of Series A Stock.

In August 2023, Fresh Vine announced that it had initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. On January 25, 2024, Fresh Vine entered into the Merger Agreement. See Part I, “Item 1 Business - Recent Developments – Anticipated Merger with Notes Live, Inc.” included elsewhere in this report.

As disclosed under Item 3 - Legal Proceedings, the Company has been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota.  On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. The Company is assessing the options available to it, including the possibility of appealing the verdict. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict and the existence of continued litigation may impact the ability of management to focus on other business matters. Furthermore, the Company will be required to post an appeals bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeals bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

At the current reduced pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations into the first quarter of 2024. The Company requires additional debt or equity financing to satisfy its existing obligations, sustain existing operations, pay expenses associated with its pending business combination transaction and to satisfy financial related conditions to the closing of such transaction. See “Current Strategy - The Merger” below. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, including its pursuit of its pending business combination transaction, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Current Strategy

The Merger

In August 2023, Fresh Vine announced that it had initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. On January 25, 2024, Fresh Vine entered into the Merger Agreement. See Part I, “Item 1 Business - Recent Developments – Anticipated Merger with Notes Live, Inc.” included elsewhere in this report.

Although Fresh Vine has entered into the Merger Agreement and intends to consummate the Merger, there is no assurance that it will be able to successfully consummate the Merger on a timely basis, or at all. Among other conditions to the closing of the Merger, Fresh Vine is required to have cash, cash equivalent assets or other liquid assets at the closing of the Merger in an amount that equals or exceeds the “Net Cash Target,” and having no liabilities on its balance sheet or unpaid or unsatisfied obligations that will require a cash expenditure by Fresh Vine after the effective time of the Merger. See “Item 1 – Business - Recent Developments – Anticipated Merger with Notes Live, Inc.” If, for any reason, the Merger does not close, the Fresh Vine board of directors may elect to, among other things, attempt to complete another strategic transaction like the Merger, attempt to sell or otherwise dispose of the various assets of Fresh Vine, continue to operate the business of Fresh Vine or dissolve and liquidate its assets.

If the Merger is not completed, the Fresh Vine board of directors may decide that it is in the best interests of the Fresh Vine stockholders to suspend or cease its operations, seek to dissolve the Company and liquidate its assets, or initiate bankruptcy proceedings. In that event, the amount of cash available for distribution to the Fresh Vine stockholders would depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as Fresh Vine funds its operations and incurs fees and expenses related to the Merger. In addition, if the Fresh Vine board of directors were to approve and recommend, and the Fresh Vine stockholders were to approve, a dissolution of Fresh Vine, it would be required under Nevada corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to the Fresh Vine stockholders. As a result of this requirement, a portion or all of Fresh Vine’s assets may need to be reserved pending the resolution of such obligations. In addition, Fresh Vine may be subject to litigation or other claims related to a liquidation and dissolution of the company. If a liquidation and dissolution were pursued, the Fresh Vine board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, the Fresh Vine stockholders could lose all or a significant portion of their investment in the event of a liquidation and dissolution of Fresh Vine.

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

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement (the “Series A Offering”) shares of a newly created series of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Stock”). The rights and preferences of the Series A Stock were described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2023. Pursuant to the Securities Purchase Agreement, the Purchasers collectively agreed to purchase up to 10,000 shares of Series A Stock at a per share purchase price equal to $100.00, for total gross proceeds of up to $1.0 million. The Purchasers purchased 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at an initial closing (the “Initial Closing”) that occurred on August 4, 2023, purchased an additional 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at a second closing (the “Second Closing”) that occurred on September 7, 2023, and purchased an additional 2,000 shares of Series A Stock for an aggregate purchase price of $200,000 at a third closing (the “Third Closing”) that occurred on December 1, 2023. The Company previously engaged The Oak Ridge Financial Services Group, Inc. (“Oak Ridge”) to serve as a financial adviser to the Company in connection with the capital raising activities. The Company paid Oak Ridge a $10,000 cash advisory fee upon commencement of the engagement and, in connection with the Series A Offering, the Company has agreed to pay the Oak Ridge a cash fee equal to 5.0% of the gross proceeds received by the Company in the Series A Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses.

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

Allowance for Doubtful Accounts

Accounts receivable consists of amounts owed to us for sales of our products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial conditions. We estimate allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2023 and 2022 we had $0 in the allowance for doubtful accounts.

Allowance for Inventory Reserve

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value. We reduce the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. Our estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2023 and 2022 there was $111,710 and $0 inventory reserve related to estimated net realizable value, respectively.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023 due to the material weakness in internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2023 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the following material weaknesses.

Material Weaknesses in Internal Control Over Financial Reporting; Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions and (ii) the lack of properly designed controls to prepare complete and accurate financial statements and footnotes in accordance with US GAAP in a timely manner. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take the actions to implement the processes described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who served as our executive officers and directors as of March 8, 2024.

Name	Age	Position
Michael Pruitt	63	Interim Chief Executive Officer and Director
Keith Johnson	66	Interim Chief Financial Officer and Secretary
Rick Nechio	45	President and Head of Sales
Eric Doan	44	Director
Brad Yacullo	60	Director
David Yacullo	57	Director

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

Keith Johnson is an accomplished senior executive and corporate officer with experience in business and technology management, accounting systems, financial controls, business development and management intelligence. Most recently, Mr. Johnson served as Chief Financial Officer of Watertech Equipment & Sales until 2020. Previously, Mr. Johnson served as the Manager of Business Development for Hudson Technologies from November 2012 through September 2013. From August 2010 through November 2012, Mr. Johnson was President of Efficiency Technologies, Inc., the wholly owned operating subsidiary of Efftec International, Inc. He was the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina since 2004. Mr. Johnson has a BS in Accounting from Fairfield University in Fairfield, Connecticut. Mr. Johnson serves on the board of directors of Amergent Hospitality Group Inc. and as chairman of its audit committee and a member of its compensation committee. Mr. Johnson previously served on the board of directors of Chanticleer from April 2007 through March 31, 2020 and also served as the chairman of its audit committee and a member of its compensation committee.

Rick Nechio is a co-founder of the Company who served as Chief Marketing Officer from its inception through July 2021, has served as its President since August 2021 and served as interim Chief Executive Officer from June 2022 until April 25, 2023. Mr. Nechio currently serves as President and Head of Sales. Mr. Nechio also served as a director of the Company until February 20, 2023. Mr. Nechio was also a Founding Partner of Appellation Brands LLC and served as a Founding Partner of Nechio & Novak, LLC, and has served as Chairman of Nechio Network, a brand accelerator formed in 2016. Prior the Company’s inception, Mr. Nechio served as Vice President Business Development for FitVine Wine from February 2017 to February 2019, and held various positions at Anheuser-Busch InBev, including North American Zone Director Transit from January 2015 to January 2017, Director Retail Development, Trade Relations and Trade Communications from October 2011 to December 2014, and Director, National Retail Sales from May 2010 to October 2011. Mr. From 2007 to 2010, Mr. Nechio piloted an Anheuser-Busch USA High End chain selling program for the Stella Artois brand. Mr. Nechio was also part of the team that developed the Michelob Ultra disruptive brand strategy. Mr. Nechio holds a Bachelor of Science, Business Administration degree from University Veiga de Almeida and has completed an Executive Education Program, Driving Profitability Growth offered by Harvard Business School.

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

Brad Yacullo joined the Company’s Board of Directors on December 13, 2021, which was the effective date of the registration statement for the Company’s initial public offering. Mr. Yacullo co-founded Agra Energy in March 2017 and serves as its Chief Operating Officer. Agra Energy is a company that converts dairy manure into a renewable sulfur free synthetic fuel. Mr. Yacullo joined ACE Outdoor, a boutique outdoor media company, in 2007 and served as a partner until the company was sold in September 2021.. Previously, Mr. Yacullo served as Sales Executive at Cisco Systems from January 1995 until January 2003. Mr. Yacullo began his career in January 1991 at Platinum Technology, where he sold enterprise level software to many industries. Mr. Yacullo holds a Bachelor of Science degree in Business Administration, with a major in information systems, from Drake University.

David Yacullo joined the Company’s Board of Directors on December 13, 2021, which was the effective date of the registration statement for the Company’s initial public offering. Mr. Yacullo currently serves as Owner/Chairman of Outdoor Solutions, LLC since 2018. Prior to that, Mr. Yacullo served as Chief Revenue Officer of Van Wagner Outdoor, a position he held from 2019 through 2022, until the company was sold to Outfront Media. From 2016 until 2018, Mr. Yacullo served as Chief Revenue Officer of Holt Media Companies, Inc. Prior to that, Mr. Yacullo founded Outdoor Media Group (OMG) in 2001 and served as its Chief Executive Officer from 2003 until 2016. Mr. Yacullo began his career working for Outdoor Services Inc. (OSI) from 1989 through 2001, where he served in various positions, including as its President.

Family Relationships

Messrs. Brad and David Yacullo, two of our directors, are brothers. There are no other family relationships between any of the other directors or executive officers.

Board Composition and Director Independence

Our business and affairs are managed under the direction of our board of directors. Our bylaws provide that our board of directors shall consist of one or more members and that the number of directors may be fixed from time to time by a majority vote of the directors then in office. Our board of directors is currently comprised of the four individuals identified above.

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, our Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above.

Our Board of Directors periodically reviews relationships that directors have with our Company to determine whether our directors are “independent directors” as such term is defined in Section 803 of the NYSE American LLC Company Guide. Our Board of Directors has determined that each of Eric Doan, Brad Yacullo and David Yacullo is an independent director. In making this determination, the Board of Directors considered the relationships that such individuals have with our Company and other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including ownership interests in us. Under Section 803A of the NYSE American Company Guide, employment by a director as an executive officer on an interim basis does not disqualify that director from being considered independent following such employment, provided the interim employment does not last longer than one year; however a director is not considered independent while serving as an interim officer. As a result, the Board of Directors has determined that Michael Pruitt is not independent while serving as interim Chief Executive Officer.

Board Leadership Structure and Risk Oversight

Damian Novak, one of our founders, served as Executive Chair of our Board of Directors from our December 2021 initial public offering until February 20, 2023. Effective February 20, 2023, our Board of Directors appointed Michael Pruitt to serve as Non-Executive Chair of the Board of Directors. At the time, we believed that having a chair separate from the Chief Executive Officer created an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and our stockholders. On July 19, 2023, the Board of Directors appointed Michael Pruitt to serve as our interim Chief Executive Officer following the termination of employment of our prior Chief Executive Officer. Given the current streamlined composition of the Company’s executive management and the Board of Directors, we believe that having Mr. Pruitt serve in such capacities provides for efficiency in pursuing the Company’s objectives, while being subject to oversight by the full Board of Directors, which monitors whether management’s actions are in the best interests of the Company and our stockholders.

Board Committees

 Our Board of Directors has a standing audit committee, compensation committee nominating and corporate governance committee. Each committee operates under its own written charter adopted by the Board of Directors, which are available on our website at ir.freshvinewine.com/info/.

Audit Committee

 The audit committee is responsible for overseeing financial reporting and related internal controls, risk, and ethics and compliance, including but not limited to review of filings and earnings releases, selection and oversight of the independent registered public accounting firm, oversight of internal audit, interactions with management and the board, and communications with external stakeholders. During 2023, our audit committee was composed of Eric Doan and Michael D. Pruitt, with Mr. Doan serving as Chair of the committee. Upon his appointment as interim Chief Executive Officer in July 2023, Mr. Pruitt ceased serving on the audit committee and was replaced by David Yacullo. Our Board of Directors has determined that each of Messrs. Doan and David Yacullo meet the definition of “independent director” under the rules of the NYSE American and under Rule 10A-3 under the Exchange Act and that each is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2023, Mr. Doan served as the sole member of the compensation committee. Mr. Doan has never been an executive officer or employee of ours or had a relationship requiring disclosure under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. None of our officers currently serves, or has served during the last completed year, on the compensation committee or the board of directors of any other entity that has one or more officers serving as a member of our board of directors or our compensation committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file electronically reports of ownership and changes in ownership of such securities with the SEC. Based on review of the copies of Forms 3 and 4 (and amendments thereto, if any) filed electronically with the SEC during the year ended December 31, 2023 and Forms 5 (and amendments thereto, if any) filed electronically with the SEC with respect to such year, or written representations that no Forms 5 were required, we believe that the following is the list of our officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2023: Eric Doan filed a Form 4 on April 5, 2023 which was due on April 4, 2023; CSS LLC/IL filed a Form 4 on April 21, 2023 which was due on April 20, 2023; Dheri Hitesh filed a Form 4 on May 31, 2023 which was due on May 29, 2023; CSS LLC/IL filed a Form 4 on September 1, 2023 which was due on August 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

This section provides an overview of the compensation of (i) each individual who served as Fresh Vine’s principal executive officer during 2023, (ii) Fresh Vine’s two most highly compensated other executive officers who were serving as executive officers at the end of 2023 and who received total compensation of more than $100,000 during such year, and (iii) up to two additional individuals that would have qualified under clause (ii) above but for the fact that they were not serving as executive officers at the end of 2023. These individuals are referred to as Fresh Vine’s “named executive officers.” Fresh Vine’s named executive officers are:

●	Michael Pruitt, Interim Chief Executive Officer;

●	Roger Cockroft, Former Chief Executive Officer;

●	Rick Nechio, President and Former Interim Chief Executive Officer; and

Mr. Pruitt currently serves as of Interim Chief Executive Officer, a position he has held since July19, 2023. Mr. Nechio served as Interim Chief Executive Officer from June 13, 2022 until April 25, 2023, and continues to work for Fresh Vine as President and Head of Sales. Mr. Cockroft served as Fresh Vine’s Chief Executive Officer from April 25, 2023 until July 14, 2023.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our named executive officers in respect of their service to us during fiscal years 2023 and 2022.

Name and principal Position	Year	Salary	Bonus	Stock Awards(4)		Option Awards(5)		Non-equity incentive plan compensation	All other compensation	Total compensation
Michael Pruitt(1)	2023	$-	$-	$-	(5)	$-		$-	$-	$-
Interim Chief Executive Officer	2022	N/A	N/A	N/A	(6)	N/A		N/A	N/A	N/A
Roger Cockroft(2)	2023	$53,125	$-	$379,726	(7)	$241,431	(8)	$-	$-	$674,282
Former Chief Executive Officer	2022	N/A	N/A	N/A		N/A		N/A	N/A	N/A
Rick Nechio(3)	2023	$150,000	$-	$-		$-		$-	$-	$150,000
President and Former Interim Chief Executive Officer	2022	$268,750	$-	$-		$-		$-	$-	$268,750

(1)	Michael Pruitt was appointed as Interim Chief Executive Officer on a July19, 2023.

(2)	Roger Cockroft served as Fresh Vine’s Chief Executive Officer from April 25, 2023 until the termination of his employment on July 14, 2023.

(3)	Rick Nechio served as Chief Marketing Officer through July 2021, has served as President since August 2021 and served as interim Chief Executive Officer from June 13, 2022 until April 25, 2023. Mr. Nechio currently serves as President and Head of Sales.

(4)	These amounts represent compensation expense recognized for financial statement purposes under ASC Topic 718. For a discussion of the assumptions relating to our valuations of these stock awards and stock options, please see Note 9 to the interim financial statements included in this prospectus. These amounts reflect our accounting expense for these stock awards and stock options and do not correspond to the actual value that may be recognized by the named executive officer.

(5)	Excludes the grant date fair value of 20,000 restricted stock award granted on April 1, 2023 in connection with service on Fresh Vine’s board of directors.

(6)	Excludes the grant date fair value of 10,000 restricted stock units granted on March 2, 2022 in connection with service on Fresh Vine’s board of directors.

(7)	Reflects the grant date fair value of 463,917 shares of restricted stock and a restricted stock unit with a target payout amount equal to $154,726, each of which was granted on April 25, 2023.

(8)	Reflects the grant date fair value of a 1,000,000 share stock option granted on April 25, 2023.

Narrative Disclosure to Summary Compensation Table

Michael Pruitt has served as a director of Fresh Vine since it December 2021 initial public offering. On July 19, 2023, Mr. Pruitt was appointed to serve as Fresh Vine’s Interim Chief Financial Officer, a position he holds without any written agreement and without compensation.

Rick Nechio has served as President of Fresh Vine since August 2021 and served as interim Chief Executive Officer from June 13, 2022 until April 25, 2023. Mr. Nechio currently serves as President and Head of Sales. Mr. Nechio was employed by us during 2023 and 2022 pursuant to an unwritten employment arrangement pursuant to which he received a base salary, which is subject to adjustment, from time to time, at the discretion of Fresh Vine’s board of directors. Upon our initial public offering in December of 2021, Mr. Nechio began receiving an annual base salary of $300,000. Effective October 15, 2022, Mr. Nechio’s annual base salary was reduced to $150,000. Mr. Nechio did not receive bonus payments for 2023 or 2022.

Effective April 25, 2023, Roger Cockroft was appointed to serve as Chief Executive Officer of Fresh Vine, a position he held until the termination of his employment on July 14, 2023. Mr. Cockroft’s employment was governed by an employment agreement, the terms of which are described below.

Employment Agreements

Roger Cockroft Employment Agreement

In connection with the Chief Executive Officer appointment, Fresh Vine entered into an employment agreement with Mr. Cockroft dated April 25, 2023. Under the employment agreement, which was for an indefinite term, Mr. Cockroft was entitled to receive annual base salary of $450,000 and was eligible to receive an annual cash bonus commencing in 2024 (the “Bonus”), the target amount of which will be equal to 50% of his base salary. The amount of the actual Bonus payable for each year was to be determined by the Fresh Vine board of directors (or a compensation committee thereof) based on the satisfaction of performance objectives to be determined by the Fresh Vine board of directors (or a compensation committee thereof). Achievement of performance objectives for each year was to be determined by the Fresh Vine board of directors (or compensation committee thereof) upon the filing of Fresh Vine’s Annual Report on Form 10-K for the applicable performance year (the “Vesting Date”); and the Bonus, if earned, was to be paid in a lump sum promptly following such determination, provided that Mr. Cockcroft remained employed by Fresh Vine on such date. The Bonus was payable in a combination of cash and shares of common stock issued out of Fresh Vine’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”) valued at the closing price of Fresh Vine’s common stock on the Vesting Date. Unless agreed otherwise, the cash portion of the Bonus was to be the minimum amount of income withholding taxes resulting from payment of the entire Bonus. To the extent that there were not sufficient available shares reserved for issuance under the Equity Incentive Plan (or successor plans) to support Bonus payments otherwise payable in stock, Fresh Vine was to pay such Bonus payments in cash. Mr. Cockroft was also eligible to receive additional discretionary bonuses based upon his performance on behalf of Fresh Vine and/or Fresh Vine’s performance in such amounts, in such manner and at such times as may be determined by the Fresh Vine board of directors or a committee thereof, and was eligible to participate in the standard benefits which Fresh Vine generally provides to its full-time employees under its applicable plans and policies.

During the first 12 months of his employment term, 50% of Mr. Cockroft’s salary, or $225,000, was to be paid in cash installments in accordance with regular payroll practices. In lieu of cash salary in the amount of the remaining $225,000, Fresh Vine granted Mr. Cockroft an inducement award of 463,917 shares of restricted stock (the “Restricted Stock”) upon the commencement of his employment. The Restricted Stock award was subject to transfer and forfeiture restrictions that were scheduled to lapse in four installments as nearly equal in amount as possible on the three, six, nine and twelve month anniversaries of the grant date, subject to continued employment.

Also upon commencement of his employment, Mr. Cockroft was granted (i) a 1,000,000 share stock option award (the “Stock Option”), and (ii) a restricted stock unit award (“RSUs”). The Stock Option had an exercise price equal to $1.00 per share and, subject to continued employment, was scheduled to vest with respect to 250,000 shares on the one-year anniversary of the grant date and, thereafter, was scheduled to vest in 36 monthly installments as nearly equal in amount as possible (approximately 20,883 shares) commencing on the 13th month anniversary of the grant date and continuing on each one month anniversary thereafter. The RSUs had a target payout amount equal to $154,726, which represents 50% of Mr. Cockroft’s salary (i.e., $225,000), but prorated for the partial 2023 year during which he was employed. The amount of the RSU award actually payable was to be determined by the Fresh Vine board of directors (or a compensation committee thereof) in its discretion based on Mr. Cockroft’s satisfaction of 2023 performance objectives that were to be determined by the Fresh Vine board of directors (or a compensation committee thereof). The RSUs were to be settled in shares of Fresh Vine common stock valued at the most recent closing price of such common stock on the payment date.

The grants of the Restricted Stock award, the Stock Option and the RSUs were made separately from Fresh Vine’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”) as inducements material to Mr. Cockroft entering into employment with Fresh Vine in accordance with Section 711(a) of the NYSE American LLC Company Guide, and each was approved by Fresh Vine’s independent compensation committee. Although granted separately from the Equity Incentive Plan, the Restricted Stock grant, the Stock Option and the Restricted Stock Units were subject to the terms contained in the Equity Incentive Plan, except as otherwise provided for in the agreements governing such awards (the “Restricted Stock Agreement,” Stock Option Agreement,” and “RSU Agreement,” respectively).

Under his employment agreement, if Mr. Cockroft’s employment were terminated by Fresh Vine for any reason other than Cause (as defined in the employment agreement), or Mr. Cockroft resigned as an employee for Good Reason (as defined in the employment agreement), so long as he signed and did not revoke a release agreement, he was entitled to receive severance in the form of continued base salary over a period of six months. In addition, upon the occurrence of a Change in Control (as defined in the employment agreement), the vesting of all outstanding unvested equity-based incentive awards would accelerate. The employment agreement included a provision allowing Fresh Vine to reduce the payment to which Mr. Cockroft would be entitled upon a Change-in-Control transaction to the extent needed for him to avoid paying an excise tax under Internal Revenue Code Section 280G, unless he would be better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

Mr. Cockroft’s employment agreement contained customary confidentiality and intellectual property covenants and a non-solicitation restriction that provided, among other things, that Mr. Cockroft will not solicit our employees, consultants, customers, suppliers or other business relations for a period of one year after termination of employment.

Mr. Cockroft’s employment with Fresh Vine terminated on July 14, 2023.

Fresh Vine Wine, Inc. 2021 Equity Incentive Plan

Fresh Vine has adopted a 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the granting of stock-based awards to purchase up to 1,800,000 shares of Fresh Vine common stock. Under the 2021 Plan, the Fresh Vine board of directors or a committee of one or more non-employee directors designated by Fresh Vine’s board of directors administers the 2021 Plan and will have the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2021 Plan. Awards may be made to Fresh Vine’s employees, directors and consultants. The types of awards that may be granted under the 2021 Plan include incentive and non-qualified stock options, restricted and unrestricted stock, restricted and unrestricted stock units, stock appreciation rights, performance units and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Fresh Vine board of directors or committee in their sole discretion.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2023:

	Options						Restricted Stock
	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price		Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value Of Shares of Stock That Have Not Vested
Michael Pruitt	4/1/2023	—	—	$	N/A	N/A	5,000	$2,195
Roger Cockcroft	N/A	—	—	$	N/A	N/A	—	—
Rick Nechio	11/30/2021	—	375,001		$10.00	11/30/2031	—	—

DIRECTOR COMPENSATION

Prior to our December 2021 initial public offering, Fresh Vine’s directors did not receive compensation for serving as members of the board of directors. Effective March 2, 2022, Fresh Vine granted 10,000 restricted stock units (“RSUs”) under its 2021 Equity Incentive Plan to each of Fresh Vine’s seven directors serving at such time as compensation for their services as directors of Fresh Vine during 2022. Each RSU represented the right to receive one share of Fresh Vine common stock upon vesting, with vesting occurring on June 18, 2022. The Fresh Vine board of directors (or a compensation committee thereof) periodically reevaluates the form and amount of director compensation and make adjustments that it deems to be appropriate. Fresh Vine also reimburses its directors for reasonable expenses incurred in the performance of the directors’ services upon submission of invoices and receipts for such expenses.

Fresh Vine adopted a new director compensation program commencing in 2023. Under this program, Fresh Vine pays quarterly cash compensation of $5,000 to each non-employee member of the Fresh Vine board of directors, which is paid in quarterly installments in arrears on the last day of each calendar quarter (or, if not a business day, then the next business day), prorated for partial quarterly periods as appropriate (the “Director Fees”). In addition, on April 1, 2023 (or as soon as was administratively possible thereafter), each non-employee member of Fresh Vine’s board of directors received a grant of 20,000 shares of restricted stock. The restricted stock vested with respect to 5,000 shares on the grant date, and will vests with respect to 5,000 shares on each of July 1, 2023, October 1, 2023 and January 1, 2024, subject to the directors’ continuing to serve as a director through the applicable vesting date.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Damian Novak(2)	-	-	-
Rick Nechio(3)	-	-	-
Eric Doan	20,000	8,780	28,780
Michael Pruitt	20,000	8,780	28,780
Brad Yacullo	20,000	8,780	28,780
David Yacullo	20,000	8,780	28,780
Michelle Whetstone(4)	10,000	8,780	18,780

(1)	The amounts reported represent compensation expense recognized for financial statement purposes under ASC Topic 718. In the case of each of our current directors, the stock award was granted on April 1, 2023. For a discussion of the assumptions relating to our valuations of stock awards and stock options, please see Note 10 to the financial statements of Fresh Vine included in this report. These costs reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the directors.

(2)	Mr. Novak ceased serving as a director on March 14, 2023.

(3)	Mr. Nechio ceased serving as a director on February 20, 2023.

(4)	Ms. Whetstone was appointed to the Fresh Vine board of directors on February 20, 2023 and ceased serving as a director on July 17, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain Fresh Vine Wine, Inc.’s 2021 Equity Incentive Plan (the “2021 Plan”), which, as of December 31, 2023 is approved to grant up to an aggregate of 1,800,000 shares of our common stock. The purpose of the 2021 Plan is to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, certain key consultants and directors of the Company. Incentives may consist of opportunities to purchase or receive shares of our common stock or other incentive awards. At December 31, 2023, 69,892 shares were reserved for issuance pursuant to outstanding options, and 1,730,108 shares remained available for issuance pursuant to future grants. The 2021 Plan was approved by Fresh Vine Wine, Inc.’s stockholders.

Effective November 30, 2021, we entered into stock option agreements (the “Founders’ Option Agreements”) with four of our co-founders, Damian Novak, Rick Nechio, Nina Dobrev and Julianne Hough. In connection with these agreements, we established a founders’ option pool comprised of 1,500,004 shares of our common stock (the “Founders’ Option Pool”). Under the agreements, each co-founder was granted a ten-year option to purchase 25% of the shares comprising the Founders’ Option Pool. The options will be exercisable, subject to the satisfaction of vesting conditions, at a price per share equal to $10.00, which was the initial public offering price of our common stock in our initial public offering. Effective February 20, 2023, Damian Novak resigned as Executive Chairman of the Company and removed himself from his management duties with the Company. Upon his resignation as a director of the Company, the 375,001 share option granted to Mr. Novak pursuant to his Founder Option Agreement, none of which was vested, terminated. Upon the termination of their respective license agreements with the Company, the 375,001 share option granted to each of Ms. Dobrev and Ms. Hough pursuant to her Founder Option Agreement, none of which was vested, terminated.

The following table sets forth certain information as of December 31, 2023 with respect to the 2021 Plan and the Founders’ Option Agreements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity Compensation Plans Approved by Security Holders:
2021 Equity Incentive Plan Total	69,892	$3.04	1,730,108
Equity Compensation Plans Not Approved by Security Holders:
Founders’ Option Agreements	375,001	10.00	-
Total	444,893	$8.91	1,730,108

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 8, 2024 for (a) each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding shares of common stock, (b) each member of our board of directors, (c) each of our “named executive officers,” as identified in the summary compensation table included in Item 11 – Executive Compensation under the caption “Summary Compensation Table,” and (d) all of our directors and executive officers as a group.

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

The percentage of beneficial ownership shown in the table is based on 15,976,227 shares of common stock outstanding as of March 8, 2024.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Fresh Vine Wine, Inc., P.O. Box 78984, Charlotte, NC 28271.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Shares of Fresh Vine Preferred Stock Beneficially Owned(1)	Percentage of Common Stock	Percentage of Fresh Vine Preferred Stock
Directors and executive officers:
Michael D. Pruitt	30,000	(2)	0	*	—
Keith Johnson	0		0	*	—
Rick Nechio	1,573,472	(3)	0	9.85%	—
Eric Doan	30,000	(2)	0	*	—
Brad Yacullo	30,000	(2)	0	*	—
David Yacullo	30,000	(2)	0	*	—
All directors and executive officers as a group (6 persons)	1,693,472		0	10.60%	—

Other 5% stockholders
CSS, LLC(4)	1,010,096	(5)	0	5.95%	—
Stephen Edgar Apolant (6)	875,899	(7)	5,000	5.48%	50.0%
EROP Enterprises, LLC(8)	797,213	(9)	5,000	4.99%	50.0%
Nina Dobrev	1,450,622	(10)	0	9.08%	—
Julianne Hough	1,207,574	(11)	0	7.56%	—

*	Less than 1%

(1)	The holders of Fresh Vine Preferred Stock vote with the common stock as a single class on all matters being submitted to a vote of Fresh Vine stockholders at the Fresh Vine special meeting, with the exception of Proposal No. 4. The shares of Fresh Vine Preferred Stock vote on an adjusted as-converted to common stock basis. For purposes of determining voting rights, each share of Fresh Vine Preferred Stock is convertible into the number of shares common stock (“Conversion Shares”) calculated by dividing the “Stated Value” of $100.00 (plus the amount of accrued dividends on such shares of Fresh Vine Preferred Stock) by an assumed conversion price of $0.47, taking into account, however, certain conversion limitations set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Fresh Vine Convertible Preferred Stock.

(2)	Includes 10,000 shares that were or are subject to transfer and forfeiture restrictions that lapse as follows: 5,000 shares on October 1, 2023 and 5,000 shares on January 1, 2024.

(3)	Based solely on a Form 4 filed by Mr. Nechio on February 21, 2023.

(4)	The address of CSS, LLC is 175 W. Jackson Blvd, Suite 440, Chicago, IL 60604.

(5)	Includes warrants to purchase 1,010,096 shares of common stock that are currently exercisable, as reported on a Schedule 13G filed by CSS, LLC on February 9, 2024.

(6)	The address of the reporting person is 98 Cuttermill Road, Suite 441S, Great Neck, NY 11021.

(7)	Consists of 125,899 shares of common stock held by NYF Group Inc. and 750,000 shares of common stock held by Equity Markets ADV LLC. Stephen Edgar Apolant is the sole stockholder of both entities and exercises sole voting and dispositive control over the shares of Fresh Vine capital stock held by these entities. Does not include shares of Fresh Vine common stock issuable upon conversion of 5,000 shares of Fresh Vine Preferred Stock held by NYF Group Inc. Fresh Vine Preferred Stock may be converted into Fresh Vine common stock by the holder subject to a 4.99% beneficial ownership limitation and a 19.9% exchange share cap applicable to all holders of Fresh Vine Preferred Stock. The reporting person’s holdings of Fresh Vine common stock already exceed the beneficial ownership limitation. Based on a Schedule 13G filed by the reporting stockholder on December 11, 2023.

(8)	The address of EROP Enterprises, LLC is 30000 Millcreek Avenue, Suite 375, Alpharetta, GA 30022.

(9)	Reflects shares of Fresh Vine common stock issuable upon conversion of shares of Fresh Vine Preferred Stock. Among other conversion limitations, the Certificate of Designation of Preferences, Rights and Limitations of the Fresh Vine Preferred Stock contains “blocker” provisions that limits the holder(s)’ ability to convert the Fresh Vine Preferred Stock to the extent that such exercise would cause the stockholder’s and certain related parties’ beneficial ownership in Fresh Vine to exceed 4.99% of Fresh Vine’s shares outstanding, as well as conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap described in the Certificate of Designation of Preferences, Rights and Limitations of the Fresh Vine Preferred Stock. The calculation of beneficial ownership in the table above reflects the 4.99% beneficial ownership conversion limitation..

(10)	Consists of shares held by the Nina Dobrev Trust dated September 17, 2018, of which Nina Dobrev serves as trustee. Ms. Dobrev has sole voting and dispositive power with respect to the shares held by the Nina Dobrev Trust.

(11)	Consists of shares held by Jaybird Investments, LLC, a limited liability company wholly-owned by Julianne Hough. Ms. Hough has sole voting and dispositive power with respect to the shares held by Jaybird Investments, LLC.

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

Transactions with Related Persons

In addition to the compensation arrangements discussed in Item 11 (“Executive Compensation”), the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:

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

License Agreements with Nina Dobrev and Julianne Hough

In March 2021, we entered into five-year license agreements with each of Nina Dobrev and Jaybird Investments, LLC, an entity managed by Julianne Hough, which were amended in November 2021 in connection with our initial public offering (as so amended, the “License Agreements”), pursuant to which Ms. Dobrev and Ms. Hough, respectively, each agreed to use commercially reasonable efforts to help grow and promote our business and varietals of wine and granted us a license to use her pre-approved name, likeness, image, and other indicia of identity, as well as certain content published by her on her social media or other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our varietals of wine and marketing materials. Ms. Dobrev and Ms. Hough agreed not to grant any similar license or render services of any sort on behalf of or in connection with any party in the wine category anywhere in the world during the term of her agreement, other than with respect to Company; however, the agreements did not prevent Ms. Dobrev or Ms. Hough from (i) appearing in the news, entertainment or information portion of any program or event, regardless of those programs or event’s sponsorship or tie-ins; or (ii) becoming a passive investor in any other company provided that if the company is in the category of wine, such investment must be financial only and Ms. Dobrev or Ms. Hough, as applicable, may not provide services or grant any rights in or to her name, likeness, image, and other indicia of identity in connection with such investment.

Upon entering into the License Agreements, we issued to each of Ms. Dobrev and Hough (or their designees) 156,500 units representing membership interests in Fresh Grapes, LLC, which represented 969,272 shares each on a post-LLC Conversion basis. In addition, each of Ms. Dobrev and Ms. Hough were entitled to an annual license fee equal to $300,000 per year commencing upon the completion of our initial public offering, and to reimburse of reasonable out of pocket expenses incurred in connection with the promotion of the Company’s varietals of wine.

The License Agreements, as amended, provided that each of Ms. Dobrev and Ms. Hough have the right to terminate her agreement if, as of the end of calendar year 2023, we have not achieved at least $5.0 million in EBITDA in either fiscal 2022 or fiscal 2023. In connection with entering into the November 2021 amendments, Nechio & Novak, LLC then a Company stockholder) assigned and transferred to each of Ms. Dobrev and Ms. Hough (or their designees) 20,702 additional units representing membership interests in Fresh Grapes, LLC, which represented 128,217 shares each on a post-LLC Conversion basis. Pursuant to the amendments, we agreed to indemnify and reimburse the licensees for any United States federal and state income taxes that may become be due and payable by them solely as a result of the assignment and transfer of the additional units, and to gross-up such payments for income taxes resulting from the indemnification payments.

The License Agreements, as amended, provided that each of Ms. Dobrev and Ms. Hough have the right to terminate her agreement if, as of the end of calendar year 2023, we have not achieved at least $5.0 million in EBITDA in either fiscal 2022 or fiscal 2023. In addition, Ms. Dobrev and Ms. Hough had the right to terminate their respective License Agreements prior to the scheduled expiration date upon a material breach by Fresh Vine that is not cured within 30 days after receiving notice of such breach. On August 8, 2023, Fresh Vine received written letters from each of Ms. Dobrev and Jaybird Investments, LLC, notifying Fresh Vine that they were terminating the License Agreements prior to the scheduled expiration dates, effective September 7, 2023 (the “Termination Date”). Pursuant to the License Agreements, upon termination of thereof, the rights and licenses granted under thereunder were revoked, and Fresh Vine was required to cease the marketing and sale of products that feature the licensor’s name, likeness, image, and other indicia of identity, provided that Fresh Vine could continue to use approved marketing materials and sell off the remaining product inventory for a sell-off period of up to 90 days.

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

All portions of the options that have not vested prior to the expiration of the Performance Period and all of co-founders’ rights to and under such non-vested portions of the options will terminate upon such expiration. In addition, if, prior to any vesting date, a co-founder ceases to provide services to the Company either as a member of our Board of Directors a Company employee (with respect to Messrs. Novak and Nechio) or a Company ambassador and licensor under such co-founder’s license agreement with the Company (with respect to Ms. Dobrev and Ms. Hough), that portion of such co-founder’s option scheduled to vest on such vesting date, and all portions of such option scheduled to vest in the future, will not vest and all of such co-founder’s rights to and under such non-vested portions will terminate. Upon his resignation as a director of the Company, the 375,001 share option granted to Mr. Novak pursuant to his Founder Option Agreement, none of which was vested, terminated. Upon the termination of their respective license agreements with the Company, the 375,001 share option granted to each of Ms. Dobrev and Ms. Hough pursuant to her Founder Option Agreement, none of which was vested, terminated.

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

Founder Anderson Consulting-related Forfeitures

In conjunction with entering into a Settlement Agreement with Janelle Anderson in February 2023, Rick Nechio and Damian Novak, two of the Company’s founders, entered into Agreements to Forfeit Shares of Common Stock (the “Forfeiture Agreements”) pursuant to which each agreed to forfeit and transfer back to the Company without consideration 250,000 shares of common stock of the Company held by them (a total of 500,000 shares), to enable the Company to issue such number of shares of the Company’s common stock to Ms. Anderson without subjecting the Company’s other stockholders to dilution therefrom.

Consulting Agreement with Whetstone Consulting

Effective February 20, 2023, the Company’s board of directors elected Michelle Hawkins Whetstone as a director of the Company. Ms. Whetstone is the spouse of Jamey Whetstone, the Company’s winemaker. On June 12, 2019, we entered into a consulting agreement with Whetstone Consulting, through which our winemaker, Jamey Whetstone, does business, which agreement was subsequently amended on May 15, 2020, as amended and restated on March 16, 2021 and further amended and restated on April 13, 2022 (the “Whetstone Consulting Agreement”). The Whetstone Consulting Agreement was terminated in May 2023 upon the commencement of Mr. Whetstone’s employment with the Company. Ms. Whetstone resigned as a director of the Company on July 17, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2023 and December 31, 2022, by Wipfli LLP, independent registered public accountants, our principal accountants.

	2023	2022
Audit Fees (1)	$225,000	$165,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
	$225,000	$165,000

(1)	Audit Fees were principally for services rendered for the audit of our financial statements, reviews of our interim financial statements, the issuance of accountant consents, and services that are normally provided by Wipfli LLP in connection with the financial statement audit. Audit Fees for 2023 also included fees for the review of our registration statement on Form S-1 for our subscription rights offering, and for the issuance of comfort letters.

(2)	Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

●	Report of independent registered public accounting firm

●	Balance sheets as of December 31, 2023 and 2022

●	Statements of operations for the years ended December 31, 2023 and 2022

●	Statements of changes in stockholders’ equity/(deficit) for the years ended December 31, 2023 and 2022

●	Statements of cash flows for the years ended December 31, 2023 and 2022

●	Notes to financial statements

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

Dated: March 8, 2024

FRESH VINE WINE, INC

By:	/s/ Michael Pruitt
Michael Pruitt Interim Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael Pruitt and Keith Johnson, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstituting, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title

/s/ Michael Pruitt	Interim Chief Executive Officer and Director	March 8, 2024
Michael Pruitt	(Principal executive officer)

/s/ Keith Johnson	Interim Chief Financial Officer	March 8, 2024
Keith Johnson	(Principal financial and accounting officer) and Secretary

/s/ Eric Doan	Director	March 8, 2024
Eric Doan

/s/ Brad Yacullo	Director	March 8, 2024
Brad Yacullo

/s/ David Yacullo	Director	March 8, 2024
David Yacullo

EXHIBIT INDEX

FRESH VINE WINE, INC.

FORM 10-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 25, 2024, by and among Fresh Vine Wine, Inc., FVW Merger Sub, Inc., and Notes, Live, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 29, 2024)
3.1	Plan of Conversion (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 2022)
3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 2, 2023)
3.4	Amendment No. 1 to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on August 2, 2023)
3.5*	Bylaws of Fresh Vine Wine, Inc. (as amended through January 25, 2024)
4.1	Form of specimen certificate representing shares of common stock of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 20, 2021)
4.3	Form of Common Stock Purchase Warrant issued in rights offering (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1/A-1 (File No. 333-269082) filed on January 27, 2023)
4.4	Form of Warrant Agency Agreement between Fresh Vine Wine, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1/A-1 (File No. 333-269082) filed on January 27, 2023)
4.5	Description of the Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed March 31, 2022)
10.1†	Alternating Proprietorship Agreement dated July 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.2	Custom Winemaking and Bottling Agreement dated September 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.3#	Form of Founders’ Option Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
10.4#	Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 20, 2021)
10.5#	Form of Indemnification Agreement between Fresh Vine Wine, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (File No. 333-261037) filed November 29, 2021)
10.6#	Form of Restricted Stock Unit Agreement, pursuant to the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan, between Fresh Vine Wine, Inc. and each of Timothy Michaels and Elliot Savoie (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A filed November 29, 2021)

10.7#	Separation Agreement and Release dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2022)
10.8#	Amendment No. 1 to Restricted Stock Unit Agreement dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2022)
10.9#	Form of Stock Option Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed March 31, 2022)
10.10#	Form of Employee Restricted Stock Unit Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed March 31, 2022)
10.11#	Form of Director Restricted Stock Unit Agreement granted under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed March 31, 2022)
10.12#	Form of Employee Restricted Stock Agreement under The Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 16, 2022)
10.13	Consulting Agreement dated effective December 15, 2022 by and between Fresh Vine Wine, Inc. and Tribe of Five, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 20, 2022)
10.14#	Form of Director Restricted Stock Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed March 31, 2023)
10.15	Securities Purchase Agreement dated August 2, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2023)
10.16	Form of Notes Live Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 29, 2024)
10.17	Form of Fresh Vine Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 29, 2024)
10.18	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 29, 2024)
19.1*	Fresh Vine Wine, Inc. Policy on Avoidance of Insider Trading
23.1*	Consent of Wipfli LLP
24.1	Power of Attorney (included on the signature page of this report)
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Fresh Vine Wine, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Management contract or compensatory plan

†	Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

The audited financial statements for the periods ended December 31, 2023 and December 31, 2022 are included on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fresh Vine Wine, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fresh Vine Wine, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of operating losses and insufficient cash flows from operations, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 8, 2024

We have served as the Company’s auditor since 2021.

FRESH VINE WINE, INC.

BALANCE SHEETS

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$236,340	$2,080,335
Restricted cash	100,000	-
Accounts receivable	172,101	259,317
Due from employees – net of credit loss allowance of $0 and $20,000, respectively	-	37,733
Insurance recovery receivable	-	804,907
Inventories	337,873	3,696,198
Prepaid expenses and other	42,943	961,211
Deferred offering costs	-	68,286
Total current assets	889,257	7,907,987

Equity investment	500,000	-
Prepaid expenses (long-term)	-	678,167

Total assets	$1,389,257	$8,586,154

Liabilities, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$509,337	$589,204
Accrued compensation	-	420,413
Settlement payable	585,976	1,250,000
Accrued expenses	810,723	422,931
Accrued expenses - related parties	309,333	280,000
Deferred revenue	3,407	10,000
Total current liabilities	2,218,776	2,972,548

Total liabilities	2,218,776	2,972,548

Commitment and contingencies – Note 12

Stockholders’ equity (deficit)
Series A convertible preferred stock; $0.001 par value – 25,000,000 shares authorized at December 31, 2023 and 2022; 10,000 and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	10	-
Common stock, $0.001 par value - 100,000,000 shares authorized at December 31, 2023 and 2022; 15,976,227 and 12,732,257 shares issued and outstanding at December 31, 2023 and 2022, respectively	15,976	12,732
Additional paid-in capital	25,631,255	21,420,732
Accumulated deficit	(26,476,760)	(15,819,858)
Total stockholders’ equity (deficit)	(829,519)	5,613,606

Total liabilities and stockholders’ equity (deficit)	$1,389,257	$8,586,154

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

	Year ended December 31,
	2023	2022

Wholesale revenue	$1,328,382	$1,651,451
Direct to consumer revenue	497,808	911,326
Related party service revenue	-	297,224
Total net revenue	1,826,190	2,860,001

Cost of revenues	4,412,119	2,551,009
Gross profit (loss)	(2,585,929)	308,992

Selling, general and administrative expenses	6,322,184	11,489,804
Equity-based compensation	1,708,218	4,053,123
Operating loss	(10,616,331)	(15,233,936)

Other income	1,296	31,429

Net loss	(10,615,035)	(15,202,507)
Preferred dividends	41,867	-
Net loss attributable to common stockholders	$(10,656,902)	$(15,202,507)

Weighted average shares outstanding
Basic	15,329,617	12,550,096
Diluted	15,329,617	12,550,096

Net loss per share - basic	$(0.69)	$(1.21)
Net loss per share - diluted	$(0.69)	$(1.21)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2023 and 2022

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2021	-	$-	12,200,013	$12,200	$17,681,141	$(617,351)	$17,075,990
Equity-based compensation	-	-	532,244	532	2,506,291	-	2,506,823
Vendor stock issuance	-	-	970,000	970	1,232,330	-	1,233,300
Stock forfeitures	-	-	(970,000)	(970)	970	-	-
Net Loss	-	-	-	-	-	(15,202,507)	(15,202,507)
Balances at December 31, 2022	-	-	12,732,257	12,732	21,420,732	(15,819,858)	5,613,606
Rights offering - common stock and warrants issued	-	-	3,143,969	3,144	2,543,584	-	2,546,728
Issuance of preferred stock	10,000	10	-	-	949,990	-	950,000
Dividends declared – preferred stock – Series A ($12.00/share)	-	-	-	-	-	(41,867)	(41,867)
Equity-based compensation	-	-	1,641,332	1,641	715,408	-	717,049
Stock forfeitures	-	-	(1,541,331)	(1,541)	1,541	-	-
Net loss	-	-	-	-	-	(10,615,035)	(10,615,035)
Balances at December 31, 2023	10,000	$10	15,976,227	$15,976	$25,631,255	$(26,476,760)	$(829,519)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net loss	$(10,615,035)	$(15,202,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	3,990
Equity-based compensation	1,708,218	4,053,123
Inventory write-down	1,844,210	-
Allowance for doubtful accounts	37,733	-
Changes in operating assets and liabilities
Accounts receivable	87,216	(51,157)
Accounts receivable - related party	-	153,075
Insurance recovery receivable	804,907	(804,907)
Receivables with recourse	-	146,314
Related party receivables	-	376,000
Due from employee	-	(37,733)
Inventories	1,514,115	(3,537,138)
Prepaid expenses and other	605,268	189,776
Accounts payable	(79,867)	172,488
Accrued compensation	(420,413)	3,999
Settlement payable	(664,024)	1,250,000
Accrued expenses	345,923	210,065
Accrued expenses - related parties	29,333	(249,617)
Deferred revenue	(6,593)	(3,750)
Related party payables	-	(200,272)
Net cash used in operating activities	(4,809,009)	(13,528,251)

Cash flows from investing activities
Equity investment	(500,000)	-
Net cash used in investing activities	(500,000)	-

Cash flows from financing activities
Payments of related party notes payable	-	(216,000)
Payments of outstanding secured borrowings	-	(171,069)
Proceeds from issuance of preferred stock – net of issuance costs	950,000	-
Payments for deferred offering costs	-	(68,286)
Proceeds from rights offering – net of issuance costs	2,615,014	-
Net cash provided by (used in) financing activities	3,565,014	(455,355)

Net decrease in cash	(1,743,995)	(13,983,606)

Cash and restricted cash - beginning of year	2,080,335	16,063,941

Cash and restricted cash - end of year	$336,340	$2,080,335

	2023	2022
Supplemental disclosure of non-cash activities investing and financing activities:
Dividends declared but not paid	$41,867	$-

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

Notes to Financial Statements

December 31, 2023 and 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Vine Wine, Inc. (“the Company”, “our”, “we”), a Nevada corporation, is a premium wine brand built to complement consumers’ healthy and active lifestyles. The Company provides a competitively priced premium product that is blended to deliver several important benefits, such as low-cal, low-sugar, low-carb. The Company’s wines are also gluten-free and keto and vegan friendly.

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

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $26.5 million as of December 31, 2023. Cash flows used in operating activities were $4.8 million and $13.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had approximately a $1.3 million deficiency in working capital, inclusive of $236,000 in cash and cash equivalents and $100,000 in restricted cash. The Company has increased its liquidity by selling inventory at prices below cost, by significantly reducing staffing levels and by the termination of celebrity endorsement contracts.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, cash and cash equivalents, working capital and strategic capital raises. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10-K, such matters create a substantial doubt regarding the Company’s ability to meet their financial needs and continue as a going concern.

The Company received gross proceeds of $1 million from a preferred stock offering during the year ended December 31, 2023. Subsequent to year end, the Company entered into an Agreement and Plan of Merger (Agreement) with Notes Live, Inc. See Note 15 for further details on the Agreement. The Company will need to seek additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and without receipt of additional financing and the receipt of proceeds from the expected sales of inventory under purchase orders from a discount retailer entered into in the third quarter of 2023, the Company projects that the existing cash balance will be sufficient to fund current operations into the first quarter of 2024, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash

The Company maintains its accounts at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash

Included in the cash balance is a deposit of $100,000 that the Company operating bank has required us to maintain as a security for collectability of automated clearing house transactions. These funds are held in a separate account and are not available for disbursements.

Accounts Receivable

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2023 and 2022 there was no allowance for doubtful accounts.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2023 and 2022, the Company had recorded an inventory allowance of approximately $112,000 and $0, respectively.

Deferred Offering Costs

Deferred offering costs primarily consist of legal, accounting, SEC filing fees, and any other fees relating to the Company’s subscription rights offering and preferred equity offering. The deferred offering costs as of December 31, 2022 were capitalized as incurred and were offset against proceeds from the sale of rights at the closing of the Company’s capital raise completed on March 14, 2023.

Investment in Equity Securities

The Company has elected the measurement alternative for non-marketable equity securities under ASC 321 Investments – Equity Securities. In accordance with ASC 321, the non-marketable equity securities are initially measured at cost and reviewed at year end for impairment and fair value changes. As of December 31, 2023, there were no changes recorded for the value of the investment since the initial measurement.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents the percentages of total revenue disaggregated by sales channels for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022
Wholesale	72.7%	57.7%
Direct to consumer	27.3%	31.9%
Related party service	-%	10.4%
Total revenue	100.0%	100.0%

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

Contract liabilities as of December 31, 2023 and 2022, and January 1, 2022 were $3,407, $10,000 and $13,750, respectively. Revenue recognized in 2023 and 2022 from contract liabilities as of December 31, 2022 and December 31, 2021 was $10,000 and $13,750, respectively.

Receivables with customers as of December 31, 2023 and 2022, and January 1, 2022, were $172,101, $259,317 and $208,160, respectively.

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

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at December 31, 2023 and 2022, due to the short maturity nature of these items.

Income Taxes

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2023 or 2022, and as such, no interest or penalties were recorded to income tax expense. As of December 31, 2023 and 2022, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recognizes any forfeitures as they occur. As of December 31, 2023 and 2022, there was $0 and $991,167 of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets. The license agreements were terminated during the third quarter of 2023 and the remaining balance was recognized as expense during this period.

The Company measures equity-based compensation when the service inception date precedes the grant date based on the fair value of the award as an accrual of equity-based compensation and adjusts the cost to fair value at each reporting date prior to the grant date. In the period in which the grant occurs, the cumulative compensation cost is adjusted to the fair value at the date of the grant.

See Note 9 for further discussion of equity-based compensation incurred in 2023 and 2022.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2023 and 2022, was $1,576,325 and $3,059,429, respectively.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NYSE Listing Requirements

On September 8, 2023, the Company received a written notice (the “Notice”) from NYSE American stating that it was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a listed company that has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years to maintain at least $4 million of stockholders’ equity. The Company reported stockholders’ deficit of approximately $712,000 as of December 31, 2023 and have had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021, 2022 and 2023. As required by the NYSE American, the Company submitted a plan to the NYSE American on October 9, 2023 addressing actions it has taken and how it intends to regain compliance with the continued listing standards within the required 18 month period ending March 8, 2025.

On November 21, 2023, the Company received notification (the “Acceptance Letter”) from NYSE American that the Company’s plan to regain compliance with NYSE American’s listing standards was accepted. The Acceptance Letter also stated that the Company is not in compliance with Section 1003(a)(i) of the Company Guide, which requires an issuer to have stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two out of its three most recent fiscal years. NYSE American has granted the Company a plan period through March 8, 2025 to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide. If the Company is not in compliance with all continued listing standards by that date or if the Company does not make progress consistent with the plan during the plan period, the Company will be subject to delisting proceedings.

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

	December 31, 2023	December 31, 2022
Numerator:
Net loss	$(10,615,035)	$(15,202,507)
Less: dividends on preferred stock	41,867	-
Net loss attributable to common stockholders	$(10,656,902)	$(15,202,507)

Denominator:
Basic – weighted shares outstanding	15,329,617	12,550,096
Dilutive effect from shares authorized	-	-
Diluted – weighted shares outstanding	15,329,617	12,550,096

Basic loss per share	$(0.69)	$(1.21)
Diluted loss per share	$(0.69)	$(1.21)

At December 31, 2023 and 2022, 14,748,862 and 2,721,562 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

3. INVENTORIES

Inventories primarily include bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. During 2023, the Company recorded a $1.8 million inventory write down to net realizable value, which is recorded in cost of revenue in the financial statements. The write-down was the result of entering into an agreement to sell products at a price that was lower than the Company’s cost. The finished goods inventory at December 31, 2023 includes a valuation reserve of $112,000. Inventories consist of the following at:

	December 31, 2023	December 31, 2022
Inventory – finished goods	$337,873	$3,683,159
Inventory – merchandise	-	13,039
Total	$337,873	$3,696,198

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	December 31, 2023	December 31, 2022
Prepaid marketing expenses - current	$9,871	$313,000
Prepaid marketing expenses - long-term	-	678,167
Inventory deposits	-	569,377
Other prepaid expenses	33,072	78,834
Total	$42,943	$1,639,378

5. INVESTMENTS

In December 2023, the Company made a $500,000 investment for 50,000 shares of Notes Live, Inc. as part of the letter of intent entered into with Notes Live, Inc. See Note 15 for Agreement and Plan of Merger with Notes Live, Inc. The investment was initially measured at cost. The Company noted no impairment or fair value change as of December 31, 2023.

6. ACCRUED COMPENSATION

During the year ended December 31, 2022, the Company made certain leadership changes to better align with the Company’s operating goals, including advertising and marketing plans, as well as cash preservation initiatives. As of December 31, 2022, accrued compensation primarily related to unpaid bonus amounts to the Chief Executive Officer totaling $420,413. This bonus was paid in 2023. The balance of accrued compensation is $0 as of December 31, 2023.

7. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	December 31,	December 31,
	2023	2022
Sponsorship agreements	$608,818	$234,494
Accrued credit card charges	7,275	21,013
Series A Stock dividends	41,867	-
Legal and professional	125,704	89,200
Other accrued expenses	27,059	78,224
Total	$810,723	$422,931

The sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments ranging from $103,000 to $216,000 per agreement. The total expense relating to these agreements for the years ended December 31, 2023 and 2022, was $374,325 and $353,931, respectively. During the third quarter of 2022, in accordance with the Company’s cash preservation initiatives, the Company terminated one of its marketing contracts, resulting in the reversal of $141,000 of expenses, in an effort to control its marketing expenses.

Accrued credit card charges primarily consist of warehouse, shipping and other operating costs paid via Company credit card as a tool for managing cashflow.

8. STOCKHOLDERS’ EQUITY

Rights offering

During the first quarter of 2023, the Company distributed, at no charge to holders of the Company’s common stock, non-transferable subscription rights to purchase up to an aggregate of 6,366,129 Units. Each Unit consisted of one share of our common stock and a Warrant to purchase one share of our common stock. The Warrants were exercisable immediately, expire five years from the date of issuance and have an exercise price of $1.25 per share. For each share of common stock held by a stockholder of the Company on February 22, 2023, the record date of the Rights Offering, such stockholder received 0.5 subscription rights. Each whole subscription right allowed the holder thereof to subscribe to purchase one Unit, which the Company refers to as the basic subscription right, at a subscription price of $1.00 per Unit. In addition, any holder of subscription rights exercising his, her or its basic subscription right in full was eligible to subscribe to purchase additional Units that remained unsubscribed in the Rights Offering at the same subscription price per Unit that applied to the basic subscription right, subject to proration among participants exercising their over-subscription privilege, which the Company refers to as the over-subscription privilege. Upon the closing of the Rights Offering, which occurred on March 14, 2023, the Company issued 3,143,969 shares of common stock and 3,143,969 warrants and received aggregate gross cash proceeds of approximately $3.14 million. After deducting dealer-manager fees and other fees and expenses related to the Rights Offering, the Company received net proceeds of approximately $2.6 million. If exercised, additional gross proceeds of up to approximately $3.93 million may be received through the exercise of warrants issued in the Rights Offering.

Series A Convertible Preferred Stock

On July 27, 2023, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Stock”), which was amended on August 1, 2023 prior to the issuance of any shares of Series A Stock by filing Amendment No. 1 thereto (as so amended, the “Certificate”). The Certificate designates 10,000 shares of the Company’s undesignated preferred stock as Series A Stock and establishes the rights and preferences of Series A Stock.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement (the “Offering”) shares of Series A Stock.

Pursuant to the Securities Purchase Agreement, the Purchasers collectively agreed to purchase up to 10,000 shares of Series A Stock at a per share purchase price equal to $100.00 (the “Stated Value”), for total gross proceeds of up to $1.0 million. The Purchasers agreed to purchase 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at an initial closing of the Offering (the “Initial Closing”), which occurred on August 2, 2023. The Securities Purchase Agreement provided that the Company will issue and sell to the Purchasers, and the Purchasers will purchase, an additional 4,000 shares of Series A Stock at a second closing (the “Second Closing”), which occurred on September 7, 2023. The Securities Purchase Agreement provided that the Company will issue and sell to the Purchasers, and the Purchasers will purchase, an additional 2,000 shares of Series A Stock at an optional closing (the “Optional Closing”), which occurred on December 1, 2023.

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

8. STOCKHOLDERS’ EQUITY (continued)

Series A Convertible Preferred Stock (continued)

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

The issuance activity of the Series A Stock is summarized below:

For the year ended December 31,
2023
Series A Stock shares issued	10,000
Net proceeds	$950,000

The Series A Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends that the Company is legally obligated to pay:

For the year ended December 31,
2023
Series A Stock	$41,867

Third Party Vendor Engagements and Related Founder Share Forfeitures

In December 2022, Rick Nechio and Damian Novak, two of the Company’s founders, together agreed to forfeit and transfer back to the Company without consideration a total of 970,000 shares of common stock of the Company held by them, to enable the Company to preserve cash by issuing such number of shares to certain of the Company’s service providing vendors without subjecting the Company’s other stockholders to dilution therefrom. Also in December 2022, the Company entered into agreements to issue 970,000 shares to such vendors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Recipients of the shares included our third-party sales and distribution management service provider, as well as certain advertising, public relations, consulting, and legal service providers. Pursuant to agreements with certain of these vendors, the Company has agreed to issue up to an additional 1,030,000 shares of common stock upon the Company achieving specified revenue-related performance objectives within identified timeframes. The Company recorded equity-based compensation totaling $1,233,300 during 2022 related to the share awards. Equity-based compensation expense related to the additional shares subject to revenue-related performance objectives was not material to the 2023 or 2022 financial statements.

9. EQUITY-BASED COMPENSATION

As of December 31, 2023 and 2022, there was $0 and $991,167, respectively, of unrecognized equity-based compensation expense recorded in prepaid expenses and other assets. This expense was for various marketing and advertising services in exchange for common stock and was being expensed over the lifetime of license agreements with celebrity endorsers. The license agreements were terminated during Q3 2023 and the full balance of $991,167 was recognized as expense during the year ended December 31, 2023.

Restricted Stock Units

On February 24, 2022, the Company entered into a separation agreement with the former Chief Operating Officer (COO). Among other things, the Company agreed to provide the former COO with cash and expense reimbursements totaling $175,000 and an amendment of the COO’s Restricted Stock Agreement to accelerate the vesting of the 251,851 restricted stock units. Due to the modification of the terms of this award, the fair value was remeasured as of the modification date. Total equity-based compensation expense related to this restricted stock unit awards was $1,658,485 for the year ended December 31, 2022. During the second quarter of 2022, these awards were fully vested and the shares of common stock underlying the awards had been delivered.

During the second quarter of 2022, the Company granted 47,800 restricted stock units to employees of the Company, all of which vested and were delivered in the second quarter of 2022. Total equity-based compensation expense related to these restricted stock units was $219,648 for the year ended December 31, 2022.

On March 2, 2022, the Company granted 70,000 restricted stock units to members of the Company’s Board of Directors that fully vested on June 18, 2022. Total equity-based compensation expense related to these restricted stock units was $285,600 for the year ended December 31, 2022.

On April 24, 2023, the Company granted 319,023 restricted stock units to its Chief Executive Officer. On May 11, 2023, the Company granted 170,958 restricted stock units to its Executive Vice President Sales and Marketing. On May 25, 2023, the Company granted 124,902 restricted stock units to its Chief Financial Officer. These restricted stock units had a vesting period that coincided with the Company filing its Form 10-K for the year ended December 31, 2023 and had a stipulation that each of the executives attained performance objectives. These employees terminated during the third quarter of 2023 and therefore the stock units were forfeited.

9. EQUITY-BASED COMPENSATION (continued)

Restricted Stock Units (continued)

Restricted stock unit activity as of and for the years ended December 31, 2023 and 2022 was as follows

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	377,777	0.45
Granted	117,800	0.33
Forfeited	(495,577)	-
Outstanding at December 31, 2022	-	-
Granted	614,883	0.86
Forfeited	(614,883)	-
Outstanding at December 31, 2023	-	-

Shares of Restricted Stock

During the year ended December 31, 2022, the Company granted 10,000 shares of restricted stock to an employee upon commencement of employment in May 2022, of which 3,334 shares vested immediately with the remaining 6,666 shares scheduled to vest in two equal installments in May 2023 and May 2024. Restricted stock consists of shares of common stock that are subject to transfer and forfeiture restrictions that lapse upon vesting. Total equity-based compensation expense related to the grant of these shares of restricted stock was $9,264 for the year ended December 31, 2022. Effective January 2023, this employee resigned from the Company and 6,666 unvested shares of restricted stock were forfeited.

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

In January 2023, there was a new grant of 500,000 shares of restricted stock which related to a consulting arrangement entered into in connection with the settlement reached with a previous employee, as further disclosed in Note 12. Total equity-based compensation expense related to these shares of restricted stock was $565,500 for the year ended December 31, 2023.

On April 24, 2023, the Company granted 463,917 shares of restricted stock to its Chief Executive Officer. On May 11, 2023, the Company granted 380,952 shares of restricted stock to its Executive Vice President Sales and Marketing. On May 25, 2023, the Company granted shares of 196,463 restricted stock to its Chief Financial Officer. All shares of restricted stock granted on April 24, 2023, May 11, 2023 and May 25, 2023 were forfeited and canceled during the third quarter of 2023.

In April 2023, the Company Board of Directors were granted a total of 100,000 shares of restricted stock. Total equity-based compensation expense related to these shares of restricted stock was $39,510 for the year ended December 31, 2023.

Restricted stock activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	-	-
Granted	110,000	9.27
Vested or released	(36,668)	-
Forfeited	(66,667)	-
Outstanding at December 31, 2022	6,666	0.90
Granted	1,641,332	0.57
Vested or released	(570,000)	-
Forfeited	(1,057,998)	-
Outstanding at December 31, 2023	20,000	0.00

9. EQUITY-BASED COMPENSATION (continued)

Vendor Stock Awards

Vendor stock award activity subject to revenue-related performance objectives during the years ended December 31, 2023 and 2022 was as follows:

	Number of Shares of Vendor Stock Awards	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2021	-	-
Granted	1,030,000	2.25
Vested or released	-	-
Forfeited	-	-
Outstanding at December 31, 2022	1,030,000	2.25
Granted	-	-
Vested or released	-	-
Forfeited	-	-
Outstanding at December 31, 2023	1,030,000	1.25

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

9. EQUITY-BASED COMPENSATION (continued)

Stock Options (continued)

Effective September 1, 2022, the Company entered into an Employment Transition and Consulting Agreement with the previous interim Chief Financial Officer. Pursuant to the Transition and Consulting Agreement, the Company granted a stock option to purchase 69,892 shares of the Company’s common stock at a per share exercise price equal to $3.04 (the fair market value of the Company’s common stock on the date of grant). The stock option vested with respect to 3,584 shares on the last calendar day of September, October and November of 2022, and the balance of the stock option vested in monthly installments as nearly equal as possible (approximately 6,571 shares each) on the last calendar day of each month from December 2022 through August 2023. The total expense recognized for the years ended December 31, 2023 and 2022 was $125,783 and $41,449, respectively.

In November 2021, the Company executed founder option agreements with four Class F members. The terms of the agreements grant each founder the right and option to purchase common stock up to 25% of the total shares in the Founders’ Option Pool upon the consummation of the Company’s IPO. The Founder’s Option Pool is a pool of shares reserved for founding members of the Company and will be comprised of 15% of the total shares of common stock outstanding immediately prior to the initial closing of the IPO. The options will vest in 20% installments. Each installment will vest upon the closing price of common stock reaching certain milestones ranging from 200% to 600% of the IPO price. If the vesting condition is not achieved within three years of the grant date, the options will forfeit. As of December 31, 2023 and 2022, the options have not reached any of the vesting milestones required and as such, the probability of reaching each milestone has been factored into the value to be recognized over the three-year vesting period. As of December 31, 2023, three of the four members had terminated their agreements and only 375,000 options remained.

Equity-based compensation expense totaling $112,040 and $223,224 has been recognized relating to these stock options during 2023 and 2022, respectively. The total unrecognized equity-based compensation expense was $6,259 and $176,835 as of December 31, 2023 and 2022, respectively.

Stock option activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	1,830,000	$9.86	8.18
Granted	701,893	3.37	10.00
Exercised	-	-	-
Forfeited	(957,001)	-	-
Outstanding at December 31, 2022	1,574,892	$9.67	8.94
Granted	1,500,000	0.50	5.00
Exercised	-	-	-
Forfeited	(2,628,333)	-	-
Outstanding at December 31, 2023	446,559	$8.88	8.08

Exercisable at December 31, 2023	71,559	$3.03	8.67

9. EQUITY-BASED COMPENSATION (continued)

Warrants

On December 17, 2021, in connection with the Company’s IPO, the Company granted to the underwriter warrants to purchase up to 110,000 shares of common stock at $12 per share. These warrants vest one year from the date of issuance and are exercisable for four years after the vesting date.

As disclosed in Note 8, 3,143,969 warrants were granted as part of the Rights Offering in March 2023.

As of and for the years ended December 31, 2023 and 2022, the warrants to purchase common shares of the Company outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	110,000	$12.00	4.96
Granted	-	-	-
Vested or released	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2022	110,000	$12.00	3.71
Granted	3,143,969	1.25	5.00
Vested or released	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2023	3,253,969	$1.61	4.16

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the New York Stock Exchange on the grant date. The risk-free interest rate is based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected term for employee and nonemployee awards ranged from 5 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 75% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probably that the performance condition will be satisfied.

10. INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Current	$-	$-
Deferred	-	-
Total	$-	$-

No income tax benefit was recorded for the years ended December 31, 2023 and 2022 due to net losses and recognition of a valuation allowance. The following table represents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ending December 31, 2023 and 2022:

	2023		2022
Tax expense (benefit) at statutory rate	$(2,229,000)	21.0%	$(3,193,000)	21.0%
State income tax expense (benefit), net of federal tax effect	(377,000)	3.6%	(162,000)	1.1%
Change in valuation allowance on deferred tax assets	2,360,000	-22.2%	3,355,000	-22.1%
Stock award forfeiture	440,000	-4.3%	-	-0.0%
Change in deferred tax rate	(102,000)	1.0%	-	0.0%
Return to provision adjustments	(92,000)	0.9%	-	0.0%
Income tax expense (benefit)	$-	0.0%	$-	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carry forwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2023 and 2022. The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Deferred revenue	$1,000	$3,000
Amortization	1,000	1,000
Stock based compensation	120,000	868,000
Net operating losses	5,686,000	3,002,000
Inventory reserve	27,000	-
Accrued expenses	407,000	-
Prepaid expenses	(8,000)	-
Valuation allowance	(6,234,000)	(3,874,000)
Net deferred tax assets:	$-	$-

At December 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $23.9 million and $9.1 million, respectively. At December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $13.3 million and $2.2 million, respectively. The net operating loss carry forwards have no expiration.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognized the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2023 and 2022, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal or state income tax examinations. The Company’s federal, state and local income tax returns are subject to examination by taxing authorities for the three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2022 and 2021 remain open to examination. Prior to the Company’s December 2021 conversion to a corporation, the Company was a limited liability company and therefore was a disregarded legal entity for income tax purposes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expense.

11. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labelling, and packaging. The Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the years ended December 31, 2023 and 2022, 100% and 96%, respectively, of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue comes from three national distributor customers that operate in several markets. For the years ended December 31, 2023 and 2022, 74% and 58% of the Company’s wholesale revenue came from these customers, respectively. At December 31, 2023 and 2022, these customers accounted for 73% and 90%, respectively, of accounts receivable.

12. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $1,000,500 and $380,000 for the years ended December 31, 2023 and 2022, respectively.

Sponsorship Agreements

The estimated expense for the sponsorship agreements as described in Note 7 for the periods subsequent to December 31, 2023 is as follows:

Sponsorship Agreements
2024	$162,553

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

The shared expenses are as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Rent	$-	$94,436
Utilities	-	5,470
	$-	$99,906

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

In October 2021, the Company entered into a service agreement with Appellation Brands, LLC, a related party due to common ownership in the wine industry, to provide representation and distribution services. As of June 13, 2022, the original agreement was terminated. Prior to termination, the Company received a management fee of $50,000 per month plus a tiered fee ranging between $5.00 and $6.50 per case of the products sold. For the year ended December 31, 2022, the Company had recognized $297,224 in service revenue related to this agreement. In the year ended December 31, 2022, the Company purchased inventory from Appellation Brands, LLC in the amount of $195,116.

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

In April 2022, the Company amended its agreement with Whetstone Consulting to include additional bonus commissions ranging from $5,000 to $100,000 subject to specific distribution milestones in addition to the existing $5,000 per month base compensation. The agreement has an initial term of one year and automatically renews for successive one-year periods unless terminated by either party with advance notice. This agreement terminated in May 2023 when the consultant was hired as an employee of the company. For the years ended December 31, 2023, and 2022, the Company recognized base compensation and commissions expense related to this agreement totaling $40,000 and $90,000, respectively.

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

The Company has denied the allegations and intends to vigorously defend against the lawsuit. The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25, which is included in settlement payable in the accompanying balance sheet. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment.

Website-related Plaintiff’s Lawsuit

On January 26, 2024, the Company was served with a complaint filed in the United States District Court for the Southern District of New York alleging that the Company has failed to design, construct, maintain and operate its Internet website to be fully accessible to and independently usable by blind or visually-impaired persons, thereby denying blind and visually-impaired persons with equal access to the Company’s goods and services in violation of the Title III of the Americans with Disabilities Act of 1990 and the New York Human Rights Law, the New York Civil Rights Law. On February 16, 2024, the Company filed an Answer to the complaint denying the plaintiff’s allegations and asserting affirmative defenses thereto.

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

14. LEGAL PROCEEDINGS (continued)

Janelle Anderson Litigation Settlement and Related Founder Share Forfeitures (continued)

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

15. SUBSEQUENT EVENTS

Agreement and Plan of Merger with Notes Live, Inc.

On January 25, 2024, the Company, FVW Merger Sub, Inc., a Colorado corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Notes, Live, Inc., a Colorado corporation (“Notes Live”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Notes Live, with Notes Live continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”).

15. SUBSEQUENT EVENTS (continued)

Agreement and Plan of Merger with Notes Live, Inc. (continued)

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, (i) each then outstanding share of Notes Live common stock (collectively, “Notes Live common stock”) (which comprises all of Notes Live’s outstanding capital stock) will be converted into the right to receive a number of shares of Fresh Vine common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (ii) each then outstanding warrant to purchase Notes Live common stock will be exchanged (or otherwise amended) for a warrant exercisable (at an exercise price adjusted to reflect to the Exchange Ratio) to acquire that number of shares of Fresh Vine common stock equal to the number of warrant shares multiplied by the Exchange Ratio, and (iii) any then outstanding Notes Live promissory note that is convertible into Notes Live common stock will be exchanged, or otherwise amended, such that it will be convertible from and after the Merger into shares of Fresh Vine common stock at a per share conversion price adjusted to reflect the Exchange Ratio. Each share of Fresh Vine common stock and each option and warrant to purchase Fresh Vine common stock that is outstanding at the effective time of the Merger will remain outstanding in accordance with its terms and such shares of Fresh Vine common stock, options and warrants will be unaffected by the merger (subject adjustment based on the proposed Reverse Split described below).

As contemplated by the Merger Agreement, Fresh Vine intends to effect a reverse stock split at or around the effect date of the merger at a ratio that results in the Fresh Vine common stock satisfying the initial listing standards of the NYSE American stock exchange and the exchange ratio in the Merger being as near to one as reasonably practicable (i.e., so that each share of Notes Live capital stock will be exchanged in the Merger for approximately one share of Fresh Vine common stock) (the “Reverse Split”).

At the effective time of the Merger, the board of directors of Fresh Vine is expected to consist of seven members, all of whom will be designated by Notes Live.

Consummation of the Merger is subject to certain closing conditions, as described in the Merger Agreement.

The Merger Agreement contains certain termination rights of each of Fresh Vine and Notes Live. Upon termination of the Merger Agreement under specified circumstances, Fresh Vine may be required to pay Notes Live a termination fee of $1.0 million and/or reimburse Notes Live’s expenses up to a maximum of $500,000, and Notes Live may be required to pay Fresh Vine a termination fee of $1.0 million, reimburse Fresh Vine’s expenses up to a maximum of $500,000, and/or, at the election of Fresh Vine, redeem the Fresh Vine Equity Investment at the same price per share as the purchase price paid by Fresh Vine therefor.

Concurrently with the execution of the Merger Agreement, (a) officers, directors and certain 10% or greater shareholders of Notes Live (solely in their respective capacities as Notes Live shareholders) holding approximately 42% of the outstanding shares of Notes Live capital stock entitled to vote have entered into voting and support agreements with Fresh Vine to vote, among other things, all of their shares of Notes Live capital stock in favor of adoption of the Merger Agreement and the transactions contemplated thereby, and against any alternative acquisition proposals (the “Notes Live Support Agreements”), and (b) certain officers, directors and stockholders of Fresh Vine have entered into voting and support agreements with Notes Live to vote, among other things, all of their shares of Fresh Vine capital stock in favor of the Fresh Vine Shareholder Matters and against any alternative acquisition proposals (the “Fresh Support Agreements”, and together with the Notes Live Support Agreements, the “Support Agreements”).