Form 10-Q
period 2024-03-31
Fresh Vine Wine, Inc.
filed 2024-05-14
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, the registrant had 15,976,227 shares of common stock outstanding.

FRESH VINE WINE, INC.

i

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and elsewhere such Annual Report, in the other reports and documents that we file with the SEC, and in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

	March 31,
	2024 (Unaudited)	December 31, 2023

Assets
Current assets
Cash	$58,812	$236,340
Restricted cash	50,039	100,000
Accounts receivable	48,982	172,101
Inventories	172,332	337,873
Prepaid expenses	31,865	42,943
Deferred offering costs	22,850	-
Total current assets	384,880	889,257

Equity investment	500,000	500,000

Total assets	$884,880	$1,389,257

Liabilities, and stockholders’ deficit
Current liabilities
Accounts payable	$1,100,838	$509,337
Settlement payable	585,976	585,976
Accrued expenses	847,601	810,723
Accrued expenses - related parties	309,333	309,333
Note payable	15,000	-
Deferred revenue	6,016	3,407
Total current liabilities	2,864,764	2,218,776

Total liabilities	2,864,764	2,218,776

Stockholders’ deficit
Preferred stock, $0.001 par value - 25,000,000 shares authorized
Series A preferred stock, 10,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	10	10
Series B preferred stock, 940 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	-
Common stock, $0.001 par value - 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 15,976,227 shares issued and outstanding at March 31, 2024 and December 31, 2023	15,976	15,976
Additional paid-in capital	25,723,204	25,631,255
Accumulated deficit	(27,719,075)	(26,476,760)
Total stockholders’ deficit	(1,979,884)	(829,519)

Total liabilities and stockholders’ deficit	$884,880	$1,389,257

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Wholesale revenue	$28,492	$288,374
Direct to consumer revenue	76,076	120,256
Total net revenue	104,568	408,630

Cost of revenues	215,816	411,992
Gross loss	(111,248)	(3,362)

Selling, general and administrative expenses	1,099,480	1,672,766
Equity-based compensation	1,626	335,922
Operating loss	(1,212,354)	(2,012,050)

Other income	39	1,226

Net loss	(1,212,315)	(2,010,824)
Series A preferred dividends	30,000	-
Net loss attributable to common stockholders	$(1,242,315)	$(2,010,824)

Weighted averages shares outstanding
Basic	15,976,227	13,332,790
Diluted	15,976,227	13,332,790

Net loss per share - basic	$(0.08)	$(0.15)
Net loss per share - diluted	$(0.08)	$(0.15)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Month Periods Ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	-	$-	-	$-	12,732,257	$12,732	$21,420,732	$(15,819,858)	$(5,613,606)
Rights offering – common stock and warrants issued	-	-	-	-	3,143,969	3,144	2,543,584	-	2,546,728
Equity-based compensation	-	-	-	-	500,000	500	257,172	-	257,672
Stock forfeiture	-	-	-	-	(500,000)	(500)	500	-	-
Net loss	-	-	-	-	-	-	-	(2,010,824)	(2,010,824)
Balance, March 31, 2023	-	$-	-	$-	15,876,226	$15,876	$24,221,988	$(17,830,682)	$(6,407,182)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	10,000	$10	-	$-	15,976,227	$15,976	$25,631,255	$(26,476,760)	$(829,519)
Issuance of Series B preferred stock	-	-	940	1	-	-	90,324	-	90,325
Accrued preferred dividends, Series A (12%/share)	-	-	-	-	-	-	-	(30,000)	(30,000)
Equity-based compensation	-	-	-	-	-		1,625	-	1,625
Net loss	-	-	-	-	-	-	-	(1,212,315)	(1,212,315)
Balance, March 31, 2024	10,000	$10	940	$1	15,976,227	$15,976	$25,723,204	$(27,719,075)	$(1,979,884)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,212,315)	$(2,010,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,626	335,922
Inventory write-down	110,366	-
Allowance for doubtful accounts	-	15,000
Changes in operating assets and liabilities
Accounts receivable	123,119	29,073
Insurance recovery receivable	-	804,907
Inventories	55,175	228,360
Prepaid expenses and other	11,078	(76,339)
Deferred offering costs	(22,850)	-
Accounts payable	591,501	188,141
Accrued compensation	-	(420,413)
Settlement payable	-	(1,250,000)
Accrued expenses	6,877	103,439
Accrued expenses - related parties	-	(30,000)
Deferred revenue	2,609	(9,075)
Net cash used in operating activities	(332,814)	(2,091,809)

Cash flows from financing activities
Proceeds from note payable	15,000	-
Proceeds from issuance of Series B preferred stock - net of issuance costs	90,325	-
Proceeds from rights offering - net of issuance costs	-	2,615,014
Net cash provided by financing activities	105,325	2,615,014

Net (decrease) increase in cash and restricted cash	(227,489)	523,205

Cash and restricted cash - beginning of period	336,340	2,080,335

Cash and restricted cash - end of period	$108,851	$2,603,540

Supplemental disclosure of non-cash investing and financing activities
Accrued Series A dividends	$30,000	$-

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

Agreement and Plan of Merger

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

As contemplated by the Merger Agreement, Fresh Vine intends to effect a reverse stock split at or around the effective date of the merger at a ratio that results in the Fresh Vine common stock satisfying the initial listing standards of the NYSE American stock exchange and the exchange ratio in the Merger being as near to one as reasonably practicable (i.e., so that each share of Notes Live capital stock will be exchanged in the Merger for approximately one share of Fresh Vine common stock) (the “Reverse Split”).

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

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $27.7 million as of March 31, 2024. Cash flows used in operating activities were approximately $333,000 and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an approximately $2.5 million working capital deficit, inclusive of approximately $59,000 in cash and cash equivalents and $50,000 in restricted cash. The Company has increased its liquidity by selling inventory at prices below cost, by significantly reducing staffing levels and by the termination of celebrity endorsement contracts.

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

The Company received gross proceeds of $94,000 and $1 million from preferred stock offerings during the periods ended March 31, 2024 and December 31, 2023, respectively. During the quarter ended March 31, 2024, the Company entered into an Agreement and Plan of Merger (Agreement) with Notes Live, Inc. The Company will need to seek additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional financing and the receipt of proceeds from the expected sales of inventory, the Company projects that the existing cash balance will be sufficient to fund current operations into the second quarter of 2024, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Restricted Cash

Included in the cash balance is a balance of $50,000 and $100,000 as of March 31, 2024 and December 31, 2023, respectively, that the Company’s operating bank has required us to maintain as a security for collectability of automated clearing house transactions. These funds are held in a separate account and are not available for disbursements.

Accounts Receivable

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of March 31, 2024 and December 31, 2023 there was no allowance for doubtful accounts.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of March 31, 2024 and December 31, 2023, the Company had recorded an inventory allowance of approximately $110,000 and $112,000, respectively.

Deferred Offering Costs

Deferred offering costs primarily consists of legal fees and any other fees relating to the Company’s Series B preferred stock offering. The deferred offering costs were capitalized as incurred and were offset against proceeds from the sale of Series B preferred stock at the closing of the Company’s offering.

Investment in Equity Securities

The Company has elected the measurement alternative for non-marketable equity securities under ASC 321 Investments – Equity Securities. In accordance with ASC 321, the non-marketable equity securities are initially measured at cost and reviewed at year end for impairment and fair value changes. As of March 31, 2024, there were no changes recorded for the value of the investment since the initial measurement.

Revenue recognition

The Company’s total revenue reflects the sale of wine domestically in the U.S. to wholesale distributors or DTC customers. Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling as a fulfillment activity, with amounts billed to customers for shipping and handling included in total revenue.

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

ASC 606 notes that when another party is involved in providing goods or services to a customer, the entity should determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself (that is, the entity is a principal) or to arrange for those goods or services to be provided by the other party (that is, the entity is an agent). The Company does not bear responsibility for inventory losses and does not have pricing determination; therefore, the Company would be considered the agent and revenue should be recognized as net sales.

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

The following table presents the percentages of total revenue disaggregated by sales channels for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Wholesale	27.2%	70.6%
Direct to consumer	72.8%	29.4%
Total revenue	100.0%	100.0%

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

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at March 31, 2024 and December 31, 2023, due to the short maturity nature of these items.

Income Taxes

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of March 31, 2024 or December 31, 2023, and as such, no interest or penalties were recorded to income tax expense. As of March 31, 2024 and December 31, 2023, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

See Note 8 for further discussion of equity-based compensation incurred in 2024 and 2023.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $145,000 and $490,000 for the three months ended March 31, 2024 and 2023, respectively.

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

NYSE Listing Requirements

On September 8, 2023, the Company received a written notice (the “Notice”) from NYSE American stating that it was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a listed company that has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years to maintain at least $4 million of stockholders’ equity. The Company reported stockholders’ deficit of approximately $2 million as of March 31, 2024 and have had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021, 2022 and 2023. As required by the NYSE American, the Company submitted a plan to the NYSE American on October 9, 2023 addressing actions it has taken and how it intends to regain compliance with the continued listing standards within the required 18 month period ending March 8, 2025.

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

2. LOSS PER SHARE

Basic net loss per share is determined by dividing net loss attributable to shareholders by the weighted-average shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the numbers of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. The following table shows the components of diluted shares for the periods ending:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(1,212,315)	$(2,010,824)
Less: dividends on Series A preferred stock	30,000	-
Net loss attributable to common stockholders	$(1,242,315)	$(2,010,824)

Denominator:
Basic – weighted shares outstanding	15,976,227	13,332,790
Dilutive effect from shares authorized	-	-
Diluted – weighted shares outstanding	15,976,227	13,332,790

Basic loss per share	$(0.08)	$(0.15)
Diluted loss per share	$(0.08)	$(0.15)

At March 31, 2024 and 2023, 15,237,751 and 3,211,563 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

3. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. During the quarter ended March 31, 2024, the Company recorded a $110,000 inventory write down to net realizable value, which was recorded in cost of revenue in the financial statements. The finished goods inventory was $172,332 and $337,873 as of March 31, 2024 and December 31, 2023, respectively. This inventory included a valuation reserve of $110,000 and $112,000 as of March 31, 2024 and December 31, 2023, respectively.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	March 31, 2024	December 31, 2023
Prepaid marketing expenses - current	$3,871	$9,871
Other prepaid expenses	27,994	33,072
Total	$31,865	$42,943

5. INVESTMENTS

In December 2023, the Company made a $500,000 investment for 50,000 shares of Notes Live, Inc. as part of the letter of intent entered into with Notes Live, Inc. See Note 1 for Agreement and Plan of Merger. The investment was initially measured at cost. The Company noted no impairment or fair value change as of March 31, 2024.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	March 31,	December 31,
	2024	2023
Sponsorship agreements	$691,194	$608,818
Accrued credit card charges	5,526	7,275
Series A Stock dividends	71,866	41,867
Legal and professional	48,081	125,704
Deferred offering costs	26,524	-
Other accrued expenses	4,410	27,059
Total	$847,601	$810,723

The sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments ranging from $103,000 to $216,000 per agreement. The total expense relating to these agreements for the three months ended March 31, 2024 and 2023, was $123,376 and $52,664, respectively.

Accrued credit card charges primarily consist of warehouse, shipping and other operating costs paid via Company credit card as a tool for managing cashflow.

7. NOTE PAYABLE

The Company entered into a short-term agreement with Sky Direct in March 2024 for $15,000 with no interest. The note was paid in full in April 2024.

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

There was no issuance activity of the Series A Stock for the three months ended March 31, 2024 and 2023.

The Series A Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends that the Company is legally obligated to pay:

	March 31, 2024	December 31, 2023
Series A preferred stock	$71,867	$41,867

Series B Convertible Preferred Stock

On March 14, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Stock”). The Certificate designates 50,000 shares of the Company’s undesignated preferred stock as Series B Stock and establishes the rights and preferences of Series B Stock.

As of March 31, 2024, the Company entered into two Securities Purchase Agreements with accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement (the “Offering”) shares of Series B Stock.

Pursuant to the Securities Purchase Agreement, each share of Series B Stock will have a stated value equal to $100.00 (the “Stated Value”). As of March 31, 2024, 940 shares of Series B Stock had been sold for a total in gross proceeds of $94,000.

Each share of Series B Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the Stated Value by the Conversion Price (the “Conversion Ratio”)(subject to the limitations described below). For such purposes, the “Conversion Price” means $0.45. However, if the Company’s common stock fails to continue to be listed or quoted for trading on a stock exchange (currently, the NYSE American), then the “Conversion Price” thereafter will mean the lesser of (i) $0.45, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the Conversion Price shall not be less than $0.05 (the “Floor Price”). The Conversion Price is subject to standard adjustments based stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing Floor Price.

Except for stock dividends or distributions for which adjustments are to be made pursuant to antidilution provisions of the Certificate, holders of Series B Stock shall be entitled to receive dividends on shares of Series B Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

The Company may redeem (i) up to 75% of the issued and outstanding Series B Preferred Shares for a price per share equal to 150% of the Stated Value thereof if such redemption occurs within six months from the date of issuance, and (ii) up to 50% of the issued and outstanding Series B Preferred Shares for a price per share equal to 200% of the Stated Value thereof if such redemption occurs after six months but before the expiration of twelve months from the date of issuance.

The Series B Stock will vote with the common stock and the Series A Convertible Preferred Stock as a single class on all matters submitted to a vote of stockholders of the Company other than any proposal to approve the issuance of shares of common stock upon the conversion of Series B Stock in excess of the Exchange Share Cap or the Individual Holder Share Cap. The shares of Series B Stock will vote on an as-converted to common stock basis, taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap, if and as applicable; however, solely for purposes of determining voting rights, the Conversion Price with respect to each share of Series B Stock shall be equal to the most recent closing sale price of the Common Stock as of the execution and delivery of the securities purchase agreement or other subscription or similar agreement pursuant to which such share of Series B Stock was issued by the Company.

The Company previously engaged The Oak Ridge Financial Services Group, Inc. to serve as a financial advisor to the Company in connection with capital raising activities. In connection with the Offering, the Company has agreed to pay the Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses. In addition, the Company issued to Oak Ridge (or its designee) seven-year warrants to purchase up to a total of 300,000 shares of the Company’s common stock at an exercise price equal to $0.50 per share.

The issuance activity of the Series B Stock is summarized below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Series B preferred stock shares issued	940	-
Net proceeds	$94,000	$-

The Series B Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

Third Party Vendor Engagements and Related Founder Share Forfeitures

In December 2022, Rick Nechio and Damian Novak, two of the Company’s founders, together agreed to forfeit and transfer back to the Company without consideration a total of 970,000 shares of common stock of the Company held by them, to enable the Company to preserve cash by issuing such number of shares to certain of the Company’s service providing vendors without subjecting the Company’s other stockholders to dilution therefrom. Also in December 2022, the Company entered into agreements to issue 970,000 shares to such vendors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Recipients of the shares included our third-party sales and distribution management service provider, as well as certain advertising, public relations, consulting, and legal service providers. Pursuant to agreements with certain of these vendors, the Company has agreed to issue up to an additional 1,030,000 shares of common stock upon the Company achieving specified revenue-related performance objectives within identified timeframes. Equity-based compensation expense related to the additional shares subject to revenue-related performance objectives was not material to the 2024 or 2023 financial statements.

9. EQUITY-BASED COMPENSATION

This expense was for various marketing and advertising services in exchange for common stock and was being expensed over the lifetime of license agreements with celebrity endorsers. The license agreements were terminated during the period ending September 30, 2023.

Restricted Stock Units

On April 24, 2023, the Company granted 319,023 restricted stock units to its Chief Executive Officer. On May 11, 2023, the Company granted 170,958 restricted stock units to its Executive Vice President Sales and Marketing. On May 25, 2023, the Company granted 124,902 restricted stock units to its Chief Financial Officer. These restricted stock units had a vesting period that coincided with the Company filing its Form 10-K for the year ended December 31, 2023 and had a stipulation that each of the executives attained performance objectives. These employees terminated their employment with the Company during the third quarter of 2023 and therefore the stock units were forfeited.

Restricted stock units had no balances for the periods ended March 31, 2024 and December 31, 2023

Shares of Restricted Stock

In April 2023, the members of the Company’s Board of Directors, collectively, were granted a total of 100,000 shares of restricted stock. The vesting period is as follows: 25,000 shares vested immediately with 25,000 shares vesting each quarter following the award date.

Total equity-based compensation expense related to shares of restricted stock issuances was $0 and $188,500 for the three months ended March 31, 2024 and 2023.

Restricted stock activity as of and for the three months ended March 31, 2024 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	20,000	0.00
Granted	-	-
Vested or released	(20,000)	-
Forfeited	-	-
Outstanding at March 31, 2024	-	-

Vendor Stock Awards

Vendor stock award activity subject to revenue-related performance objectives during the three months ended March 31, 2024 was as follows:

	Number of Shares of Vendor Stock Awards	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2023	1,030,000	1.25
Granted	-	-
Vested or released	-	-
Forfeited	-	-
Outstanding at March 31, 2024	1,030,000	1.00

Stock Options

Equity-based compensation expense totaling $1,626 and $53,672 has been recognized relating to these stock options during the periods ending March 31, 2024 and 2023, respectively. The total unrecognized equity-based compensation expense was $7,046 as of March 31, 2024.

Stock option activity for three month period ended March 31, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	446,559	$8.88	8.08
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2024	446,559	$8.88	7.83

Exercisable at March 31, 2024	71,559	$3.03	8.42

Warrants

As disclosed in Note 7, 3,143,969 warrants were granted as part of the Rights Offering in March 2023. Also noted in Note 7, 300,000 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock.

Warrant activity for three-month period ended March 31, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	3,553,969	$1.61	4.16
Granted	300,000	0.50	7.00
Vested or released	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2024	3,553,969	$1.51	4.17

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

10. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of March 31, 2024. No income tax expense or benefit was recorded for the three month periods ended March 31, 2024 and 2023 due to the Company’s net loss position.

11. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labelling, and packaging. The Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the three month periods ended March 31, 2024 and 2023, substantially all of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue in 2024 comes from three national distributor customers that operate in several markets. For the three month period ended March 31, 2024, approximately 81% of the Company’s wholesale revenue came from these customers as well as one additional customer. At March 31, 2024, these customers accounted for 60% of accounts receivable. For the first quarter of 2023, the Company’s wholesale revenue came from only two national distributors that attributed to 73% of the Company’s wholesale revenue for the three months ended March 31, 2023. These customers accounted for 73% of the Company’s accounts receivable as of March 31, 2023.

12. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 and $120,000 for the three-month periods ended March 31, 2024 and 2023, respectively.

Sponsorship Agreements

The estimated expense for the sponsorship agreements as described in Note 6 for the periods ending December 31 subsequent to March 31, 2024 is as follows:

Sponsorship Agreements
2024	$137,357

13. LEGAL PROCEEDINGS

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25, which is included in settlement payable in the accompanying balance sheet. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered.

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

14. SUBSEQUENT EVENTS

As of May 14, 2024, the Company has received subscriptions from accredited investors for the purchase of a total of 6,785 additional shares of Series B Stock and has received gross proceeds of $678,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements”, included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our subsequently filed documents with the SEC.

Under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “we,” “us,” “our” “Fresh Vine Wine,” “Fresh Vine” and the “Company” refer to Fresh Vine Wine, Inc.

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

Fresh Vine’s wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. Fresh Vine is able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and it is licensed to sell through DTC channels in 43 states. As of March 31, 2024, Fresh Vine holds active relationships with wholesale distributors in 50 states. Fresh Vine is working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

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

	Three months ended March 31,
	2024	2023
Net revenue	$104,568	$408,630
Gross loss	$(111,248)	$(3,362)
Net loss	$(1,212,315)	$(2,010,824)

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

	Three months ended March 31,
	2024	2023
Wholesale	27%	71%
Direct to consumer	73%	29%
	100%	100%

Cost of Revenues

Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, and capsules. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. Fresh Vine expects that cost of revenues will decrease as net revenue decreases.

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

Gross Loss

Gross loss is equal to our net revenue less cost of revenues.

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

Results of Operations

	Three months ended
	March 31,
	2024	2023
Net revenue	$104,568	$408,630
Cost of revenues	215,816	411,992
Gross profit (loss)	(111,248)	(3,362)
Selling, general and administrative expenses	1,099,480	1,672,766
Equity-based compensation	1,626	335,992
Loss from operations	(1,212,354)	(2,012,050)
Other income	39	1,226
Net loss	$(1,212,315)	$(2,010,824)

Comparison of the Three months ended March 31, 2024 and 2023

Net Revenue, Cost of Revenues and Gross Profit

	Three months ended March 31,		Change
	2024	2023	$	%
Net revenue	$104,568	$408,630	(304,062)	-74%
Cost of revenues	215,816	411,992	(196,176)	-48%
Gross loss	$(111,248)	$(3,362)	(107,886)	3,209%

For the three months ended March 31, 2024, net revenue was lower compared to the same period in 2023 due to business slowing down as the Company works towards the anticipated Merger with Notes Live, Inc. Gross loss increased significantly and this is attributed to the discounted sales the Company made to Grocery Outlet during the quarter ending March 31, 2024 while no discounted sales were made to this vendor during the quarter ending March 31, 2023.

Selling, general and administrative expenses

	Three months ended March 31,		Change
	2024	2023	$
Selling expenses	$84,372	$326,920	$(242,548)
Marketing expenses	145,026	609,810	(464,784)
General and administrative expenses	870,082	736,036	134,046
Total selling, general and administrative expenses	$1,099,480	$1,672,766	$(573,286)

For the three months ended March 31, 2024, selling, general and administrative expenses decreased 34%, compared to the three months ended March 31, 2023. The decrease related to selling expenses was largely driven by terminations of consultants and contractors in the first quarter of 2024 compared to the first quarter of 2023, as well as less travel since overall sales have decreased. General and administrative expenses saw an increase attributed to an increase in legal expenses quarter over quarter due to the pending lawsuits described in Part II, Item 1 (Legal Proceedings) and the anticipated Merger with Notes Live, Inc. The decrease in marketing expenses primarily resulted from decreased advertising, social media marketing, tastings, and other promotion materials and events as selling and marketing expenses are directly related to sale trends.

Cash Flows

	Three months ended
	March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$(332,814)	$(2,091,809)
Investing activities	-	-
Financing activities	105,325	2,615,014
Net (decrease) increase in cash	$(227,489)	$523,205

Net cash used in operating activities was ($332,814) and ($2,091,809) for the three months ended March 31, 2024 and 2023, respectively. Cash used in operating activities decreased in the three months ended March 31, 2024 primarily because of one-time expenses related to the settlement payable and accrued compensation of approximately $1.7 million paid to the former Chief Executive Officer in 2023.

Net cash provided by financing activities was $105,325 and $2,615,014 for the three months ended March 31, 2024 and 2023, respectively. The difference is mostly attributed to the Rights Offering of $2,615,014 during the three months ended March 31, 2023.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $1.2 million and $2.0 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $27.7 million and a total stockholders’ deficit of approximately $2.0 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of March 31, 2024, we had $108,851 in cash and restricted cash, accounts receivable of $48,982, inventory of $172,332, prepaid expenses of $31,865 and deferred offering costs of $22,850. On March 31, 2024, current assets amounted to approximately $385,000 and current liabilities were $2.9 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $2.5 million.

Since the commencement of its operations, the Company’s operating and other expenses have significantly exceeded its revenues. During the second quarter of 2023, the Company undertook a review of the Company’s operations and strategic plans, and took measures aimed at improving the Company’s operational efficiency, curtailing operating expenses and further preserving cash resources. Since then, the Company continued to work to reduce its operating expenses, including reducing its warehousing costs, while continuing to provide customers the opportunity to experience its wine and supporting its current retail customers and those purchasing via the Company’s wine club or from its website.

Commencing in June 2023, the Company has worked aggressively to identify prospective new sources of capital, while working with advisors to assess and improve its liquidity position, including from the sale of existing inventory. Later in 2023, the Company entered into purchase orders with Grocery Outlet, a discount retailer who has become one of the largest wholesalers for the Company.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement shares of a newly created series of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Stock”). Pursuant to the Securities Purchase Agreement, the Purchasers collectively purchased 10,000 shares of Series A Stock at a per share purchase price equal to $100.00, for total gross proceeds of $1.0 million. For a description of the Company’s offering of Series A Stock, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Financing Transactions.”

In August 2023, Fresh Vine announced that it had initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. On January 25, 2024, Fresh Vine entered into an Agreement and Plan of Merger (the “Merger Agreement”) Notes, Live, Inc., a Colorado corporation (“Notes Live”), pursuant to which, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, our newly-formed wholly-owned subsidiary will merge with and into Notes Live, with Notes Live continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). See Part I, “Item 1 Business - Recent Developments – Anticipated Merger with Notes Live, Inc.” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

As disclosed under Part II, Item 1 (Legal Proceedings) of this report, the Company was a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict and the existence of continued litigation may impact the ability of management to focus on other business matters. Furthermore, the Company may be required to post an appeal bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeal bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

On March 14, 2024, Fresh Vine filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Certificate”). The Series B Certificate designates 50,000 shares of the Fresh Vine’s undesignated preferred stock as Series B Convertible Preferred Stock (“Series B Stock”) and establishes the rights and preferences of the Series B Stock. Fresh Vine’s board of directors has approved the issuance and sale of up to 20,000 shares of Series B Convertible Preferred Stock for a purchase price equal to $100.00 per share. As of May 14, 2024, Fresh Vine has received subscriptions from accredited investors for the purchase of a total of 6,785 shares of Series B Stock and has received aggregate subscription funds (gross) of $678,500. The total number of shares of Series B Stock that the Company will issue and sell has not been finally determined.

At the current reduced pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations through the second quarter of 2024. The Company requires additional debt or equity financing to satisfy its existing obligations, sustain existing operations, pay expenses associated with its pending business combination transaction and to satisfy financial related conditions to the closing of such transaction. See “Current Strategy — The Merger” below. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, including its pursuit of its pending business combination transaction, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Current Strategy

The Merger

In August 2023, Fresh Vine announced that it had initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. On January 25, 2024, Fresh Vine entered into the Merger Agreement. See Part I, “Item 1 Business - Recent Developments – Anticipated Merger with Notes Live, Inc.” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Financing Transactions,” and as described in this report under the caption “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q. The Company follows these policies in preparation of the financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2024 due to the material weaknesses in internal control over financial reporting as described below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Timothy Michaels Lawsuit

The Company was a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. The lawsuit related to a complaint filed by Mr. Michaels resulting from the Company including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to a settlement agreement that the Company entered into with Mr. Michaels following termination of his employment and for not removing or directing the Company’s transfer agent to remove such legend. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict, and the existence of litigation may impact the ability of management to focus on other business matters. Furthermore, the Company may be required to post an appeal bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeal bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024, the Company disclosed that it designated 50,000 shares of its preferred stock as Series B Convertible Preferred Stock (the “Series B Stock”), and summarized the rights and preferences of the Series B Stock in such report.

In a Current Report on Form 8-K filed with the SEC on March 27, 2024, the Company previously disclosed that the Company’s board of directors approved the issuance and sale of up to 20,000 shares of Series B Stock for a purchase price equal to $100.00 per share in a private placement transaction (the “Offering”). As of May 14, 2024, the Company has received securities purchase agreements from accredited investors for the purchase of a total of 6,785 shares of Series B Stock in the Offering and has received aggregate subscription funds of $678,500. The total number of shares of Series B Stock that the Company will issue and sell has not been finally determined.

The Company previously engaged The Oak Ridge Financial Services Group, Inc. to serve as a financial adviser to the Company in connection with the capital raising activities. In connection with the Offering, the Company has agreed to pay the Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses. In addition, the Company issued to Oak Ridge (or its designees) seven-year warrants to purchase up to a total of 300,000 shares of the Company’s common stock at an exercise price equal to $0.50 per share.

The issuance and sale of the shares of Series B Stock in the Offering and pursuant to the Settlement Agreement, and the offer and issuance of common stock of the Company issuable upon conversion or exchange thereof, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these offers and issuances, the Company has relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of such securities has not and will not involve a public offering.

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

FRESH VINE WINE, INC.

Date: May 14, 2024	By:	/s/ Michael Pruitt
Michael Pruitt
Interim Chief Executive Officer

Date: May 14, 2024	By:	/s/ Keith Johnson
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