Form 10-Q
period 2024-06-30
Fresh Vine Wine, Inc.
filed 2024-08-14
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, the registrant had 15,976,227 shares of common stock outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern in the absence of obtaining additional financing;

●	our ability to obtain additional financing within timeframes required on terms acceptable to us, or at all;

●	our ability to regain and maintain compliance with NYSE American continued listing standards and ultimately maintain the listing of our common stock on NYSE American;

●	our intentions to pursue and complete a business combination transaction with a suitable target company;

●	the strategy or future operations of our company;

●	our company’s projected financial performance;

●	expectations concerning Fresh Vine’s relationships and actions with third parties;

●	our ability to retain or recruit, or effect changes required in, our officers, key employees or directors;

●	future regulatory, judicial and legislative changes in Fresh Vine’s industry;

●	our reliance on our brand name, reputation and product quality;

●	our ability to adequately address the demands that may be placed on our management, operational and production capabilities;

●	the effectiveness of our advertising and promotional activities and investments;

●	our ability to refocus our marketing and brand promotion efforts following the termination of the license agreements with our celebrity brand ambassadors;

ii

●	general competitive conditions, including actions our competitors may take to grow their businesses;

●	fluctuations in consumer demand for wine;

●	overall decline in the health of the economy and consumer discretionary spending;

●	the occurrence of adverse weather events, natural disasters, public health emergencies or other unforeseen circumstances that may cause delays to or interruptions in our operations;

●	risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;

●	the impact of COVID-19 on our customers, suppliers, business operations and financial results;

●	disrupted or delayed service by the distributors we rely on for the distribution of our wines;

●	our ability to successfully execute our growth strategy, including continuing our expansion in the direct-to-consumer sales channel;

●	quarterly and seasonal fluctuations in our operating results;

●	our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the existence or sufficiency of our insurance or indemnities coverage;

●	our ability to operate, update or implement our IT systems;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements;

●	the potential liquidity and trading of our securities;

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

●	our ability to pay accrued dividends to the holders of our Series A Convertible Preferred Stock; and

●	any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans and the anticipated timing of filings.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

	June 30,
	2024 (Unaudited)	December 31, 2023

Assets
Current assets
Cash	$144,756	$236,340
Restricted cash	50,039	100,000
Accounts receivable	37,513	172,101
Inventories	101,451	337,873
Prepaid expenses	22,917	42,943
Total current assets	356,676	889,257

Equity investment	500,000	500,000

Total assets	$856,676	$1,389,257

Liabilities, and stockholders’ deficit
Current liabilities
Accounts payable	$1,112,826	$509,337
Settlement payable	585,976	585,976
Accrued expenses	1,014,541	810,723
Accrued expenses - related parties	309,333	309,333
Deferred revenue	3,268	3,407
Total current liabilities	3,025,944	2,218,776

Total liabilities	3,025,944	2,218,776

Stockholders’ deficit
Preferred stock, $0.001 par value - 25,000,000 shares authorized
Series A preferred stock, 10,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	10	10
Series B preferred stock, 9,135 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9	-
Common stock, $0.001 par value - 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 15,976,227 shares issued and outstanding at June 30, 2024 and December 31, 2023	15,976	15,976
Additional paid-in capital	26,439,514	25,631,255
Accumulated deficit	(28,624,777)	(26,476,760)
Total stockholders’ deficit	(2,169,268)	(829,519)

Total liabilities and stockholders’ deficit	$856,676	$1,389,257

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Wholesale revenue	$3,668	$159,232	$32,160	$447,606
Direct to consumer revenue	66,816	170,893	142,892	291,149
Total net revenue	70,484	330,125	175,052	738,755

Cost of revenues	114,160	2,329,655	329,976	2,741,647
Gross profit (loss)	(43,676)	(1,999,530)	(154,924)	(2,002,892)

Selling, general and administrative expenses	834,267	1,970,380	1,933,748	3,643,145
Equity-based compensation	1,626	452,427	3,251	788,350
Operating loss	(879,569)	(4,422,337)	(2,091,923)	(6,434,387)

Other income	-	40	39	1,266

Net loss	(879,569)	(4,422,297)	(2,091,884)	(6,433,121)
Preferred dividends – Series A	26,133	-	56,133	-
Net loss attributable to common stockholders	$(905,702)	$(4,422,297)	$(2,148,017)	$(6,433,121)

Weighted average shares outstanding
Basic	15,976,227	16,606,442	15,976,227	14,983,854
Diluted	15,976,227	16,606,442	15,976,227	14,983,854

Net loss per share – basic	$(0.06)	$(0.27)	$(0.13)	$(0.43)
Net loss per share – diluted	$(0.06)	$(0.27)	$(0.13)	$(0.43)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Month Periods Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	-	$-	-	$-	12,732,257	$12,732	$21,420,732	$(15,819,858)	$(5,613,606)
Rights offering – common stock and warrants issued	-	-	-	-	3,143,969	3,144	2,543,584	-	2,546,728
Equity-based compensation	-	-	-	-	500,000	500	257,172	-	257,672
Stock forfeiture	-	-	-	-	(500,000)	(500)	500	-	-
Net loss	-	-	-	-	-	-	-	(2,010,824)	(2,010,824)
Balance, March 31, 2023	-	-	-	-	15,876,226	15,876	24,221,988	(17,830,682)	6,407,182
Equity-based compensation					1,141,332	1,141	373,037	-	374,178
Net loss	-	-	-	-	-	-	-	(4,422,297)	(4,422,297)
Balance, June 30, 2023	-	$-	-	$-	17,017,558	$17,017	$24,595,025	$(22,252,979)	$2,359,063

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	10,000	$10	-	$-	15,976,227	$15,976	$25,631,255	$(26,476,760)	$(829,519)
Issuance of Series B preferred stock	-	-	940	1	-	-	90,324	-	90,325
Accrued preferred dividends, Series A (12%/share)	-	-	-	-	-	-	-	(30,000)	(30,000)
Equity-based compensation	-	-	-	-	-		1,625	-	1,625
Net loss	-	-	-	-	-	-	-	(1,212,315)	(1,212,315)
Balance, March 31, 2024	10,000	10	940	1	15,976,227	15,976	25,723,204	(27,719,075)	(1,979,884)
Issuance of Series B preferred stock	-	-	8,195	8	-	-	714,684	-	714,692
Accrued preferred dividends, Series A (12%/share)	-	-	-	-	-	-	-	(26,133)	(26,133)
Equity-based compensation	-	-	-	-	-	-	1,626	-	1,626
Net loss	-	-	-	-	-	-	-	(879,569)	(879,569)
Balance, June 30, 2024	10,000	$10	9,135	$9	15,976,227	$15,976	$26,439,514	$(28,624,777)	$(2,169,268)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,091,884)	$(6,433,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	3,251	788,350
Inventory write-down	154,483	1,732,500
Allowance for doubtful accounts	-	37,733
Changes in operating assets and liabilities
Accounts receivable	134,588	125,975
Insurance recovery receivable	-	804,907
Inventories	81,939	467,691
Prepaid expenses and other	20,026	(231,145)
Accounts payable	603,489	84,327
Accrued compensation	-	(420,413)
Settlement payable	-	(1,250,000)
Accrued expenses	147,685	143,287
Accrued expenses - related parties	-	(60,000)
Deferred revenue	(139)	(8,711)
Net cash used in operating activities	(946,562)	(4,218,620)

Cash flows from financing activities
Proceeds from note payable	15,000	-
Proceeds from issuance of Series B preferred stock - net of issuance costs	805,017	-
Proceeds from rights offering - net of issuance costs	-	2,615,014
Payments on note payable	(15,000)
Net cash provided by financing activities	805,017	2,615,014

Net decrease in cash and restricted cash	(141,545)	(1,603,606)

Cash and restricted cash - beginning of period	336,340	2,080,335

Cash and restricted cash - end of period	$194,795	$476,729

Supplemental disclosure of non-cash investing and financing activities
Accrued Series A dividends	$56,133	$-

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

Agreement and Plan of Merger

On January 25, 2024, the Company, FVW Merger Sub, Inc., a Colorado corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Notes, Live, Inc., a Colorado corporation (“Notes Live”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Notes Live, with Notes Live continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). On July 31, 2024, the Merger Agreement was terminated. The Company will continue to review other strategic opportunities.

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $28.6 million as of June 30, 2024. Cash flows used in operating activities were approximately $947,000 and $4.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an approximately $2.7 million working capital deficit, inclusive of approximately $145,000 in cash and $50,000 in restricted cash. The Company has increased its liquidity by selling inventory at prices below cost, by significantly reducing staffing levels and by the termination of celebrity endorsement contracts.

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

The Company received gross proceeds of approximately $914,000 and $1 million from preferred stock offerings during the periods ended June 30, 2024 and December 31, 2023, respectively. The Company will need to seek additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional financing and the receipt of proceeds from the expected sales of inventory, the Company projects that the existing cash balance will be sufficient to fund current operations into the third quarter of 2024, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Restricted Cash

Included in the cash balance is a balance of approximately $50,000 and $100,000 as of June 30, 2024 and December 31, 2023, respectively, that the Company’s operating bank has required us to maintain as a security for collectability of automated clearing house transactions. These funds are held in a separate account and are not available for disbursements.

Accounts Receivable

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of June 30, 2024 and December 31, 2023 there was no allowance for doubtful accounts.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of June 30, 2024 and December 31, 2023, the Company had recorded an inventory allowance of approximately $154,000 and $112,000, respectively.

Investment in Equity Securities

The Company has elected the measurement alternative for non-marketable equity securities under ASC 321 Investments – Equity Securities. In accordance with ASC 321, the non-marketable equity securities are initially measured at cost and reviewed at year end for impairment and fair value changes. As of June 30, 2024, there were no changes recorded for the value of the investment since the initial measurement.

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

The following table presents the percentages of total revenue disaggregated by sales channels for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Wholesale	5.2%	48.2%	18.4%	60.6%
Direct to consumer	94.8%	51.8%	81.6%	39.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at June 30, 2024 and December 31, 2023, due to the short maturity nature of these items.

Income Taxes

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of June 30, 2024 or December 31, 2023, and as such, no interest or penalties were recorded to income tax expense. As of June 30, 2024 and December 31, 2023, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $182,000 and $562,000 for the three months ended June 30, 2024 and 2023, respectively and was approximately $327,000 and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

NYSE Listing Requirements

On September 8, 2023, the Company received a written notice (the “Notice”) from NYSE American stating that it was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a listed company that has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years to maintain at least $4 million of stockholders’ equity. The Company reported stockholders’ deficit of approximately $2.2 million as of June 30, 2024 and have had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021, 2022 and 2023. As required by the NYSE American, the Company submitted a plan to the NYSE American on October 9, 2023 addressing actions it has taken and how it intends to regain compliance with the continued listing standards within the required 18 month period ending March 8, 2025.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(879,569)	$(4,422,297)	$(2,091,884)	$(6,433,121)
Less: dividends on Series A preferred stock	26,133	-	56,133	-
Net loss attributable to common stockholders	$(905,702)	$(4,422,297)	$(2,148,017)	$(6,433,121)

Denominator:
Basic – weighted shares outstanding	15,976,227	16,606,442	15,976,227	14,983,854
Dilutive effect from shares authorized	-	-	-	-
Diluted – weighted shares outstanding	15,976,227	16,606,442	15,976,227	14,983,854

Basic loss per share	$(0.06)	$(0.27)	$(0.13)	$(0.43)
Diluted loss per share	$(0.06)	$(0.27)	$(0.13)	$(0.43)

At June 30, 2024 and 2023, 17,058,862 and 4,826,446 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

3. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. The Company recorded a write down of inventory of approximately $44,000 and $0 for the three months ended June 30, 2024 and 2023, respectively and approximately $110,000 and $1.7 million for the six months ended June 30, 2024 and 2023, respectively. This write down was recorded in cost of revenue in the financial statements. The finished goods inventory was $101,451 and $337,873 as of June 30, 2024 and December 31, 2023, respectively. This inventory included a valuation reserve of $154,000 and $112,000 as of June 30, 2024 and December 31, 2023, respectively.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	June 30, 2024	December 31, 2023
Prepaid marketing expenses - current	$-	$9,871
Prepaid insurance	22,917	33,072
Total	$22,917	$42,943

5. INVESTMENTS

In connection with the Plan of Merger in December 2023 (as described in Note 1), the Company made a $500,000 investment for 50,000 shares of Notes Live, Inc. The investment was initially measured at cost. The Company noted no impairment or fair value change as of June 30, 2024.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	June 30,	December 31,
	2024	2023
Sponsorship agreements	$832,660	$608,818
Accrued credit card charges	3,569	7,275
Series A Stock dividends	98,000	41,867
Legal and professional	48,418	125,704
Other accrued expenses	31,894	27,059
Total	$1,014,541	$810,723

The sponsorship agreements related to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements ranged from two to four years with annual payments ranging from $103,000 to $216,000 per agreement. All sponsorship agreements have terminated as of June 30, 2024. The total expense relating to these agreements for the three months ended June 30, 2024 and 2023, was approximately $172,000 and $124,000, respectively and for the six months ended June 30, 2024 and 2023, was approximately $296,000 and $177,000, respectively.

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

There was no issuance activity of the Series A Stock for the three or six months ended June 30, 2024 and 2023.

The Series A Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends that the Company is legally obligated to pay:

	June 30, 2024	December 31, 2023
Series A preferred stock	$98,000	$41,867

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

As of June 30, 2024, the Company entered into multiple Securities Purchase Agreements with accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement (the “Series B Offering”) shares of Series B Stock.

Pursuant to the Securities Purchase Agreement, each share of Series B Stock will have a stated value equal to $100.00 (the “Stated Value”). As of June 30, 2024, 9,135 shares of Series B Stock had been sold for a total in gross proceeds of $913,500.

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

The Company previously engaged The Oak Ridge Financial Services Group, Inc. to serve as a financial advisor to the Company in connection with capital raising activities. In connection with the Series B Offering, the Company has agreed to pay the Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses. In addition, the Company issued to Oak Ridge (or its designee) seven-year warrants to purchase up to a total of 300,000 shares of the Company’s common stock at an exercise price equal to $0.50 per share.

The issuance activity of the Series B Stock is summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Series B preferred stock shares issued	8,195	-	9,135	-
Net proceeds	$715,402	$-	$805,726	$-

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

8. EQUITY-BASED COMPENSATION

Shares of Restricted Stock

In April 2023, the members of the Company’s Board of Directors, collectively, were granted a total of 100,000 shares of restricted stock. The vesting period is as follows: 25,000 shares vested immediately with 25,000 shares vesting each quarter following the award date.

Total equity-based compensation expense related to shares of restricted stock issuances was $0 and $304,558 for the three months ended June 30, 2024 and 2023, respectively and $0 and $493,058 for the six months ended June 30, 2024 and 2023, respectively.

Restricted stock activity as of and for the six-month period ended June 30, 2024 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	20,000	0.00
Granted	-	-
Vested or released	(20,000)	-
Forfeited	-	-
Outstanding at June 30, 2024	-	-

Vendor Stock Awards

Vendor stock award activity subject to revenue-related performance objectives during the six months ended June 30, 2024 was as follows:

	Number of Shares of Vendor Stock Awards	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2023	1,030,000	1.25
Granted	-	-
Vested or released	-	-
Forfeited	-	-
Outstanding at June 30, 2024	1,030,000	0.71

Stock Options

Stock option activity for six-month period ended June 30, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	446,559	$8.88	8.08
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2024	446,559	$8.88	7.58

Exercisable at June 30, 2024	71,559	$3.03	8.17

Equity-based compensation expense totaling $1,626 and $85,119 has been recognized relating to these stock options during the three months ended June 30, 2024 and 2023, respectively and $3,252 and $138,791 for the six months ended June 30, 2024 and 2023, respectively. The total unrecognized equity-based compensation expense was $3,007 as of June 30, 2024.

Warrants

As disclosed in Note 7, 3,143,969 warrants were granted as part of the Rights Offering in March 2023. Also noted in Note 7, 300,000 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock.

Warrant activity for six-month period ended June 30, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	3,553,969	$1.61	4.16
Granted	300,000	0.50	7.00
Vested or released	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2024	3,553,969	$1.52	3.92

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the New York Stock Exchange on the grant date. The risk-free interest rate is based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected term for employee and non-employee awards ranged from 5 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated at 75% based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

9. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of June 30, 2024. No income tax expense or benefit was recorded for the three and six months ended June 30, 2024 and 2023 due to the Company’s net loss position.

10. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labelling, and packaging. The Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the six month periods ended June 30, 2024 and 2023, substantially all of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue in 2024 comes from three national distributor customers that operate in several markets. For the six month period ended June 30, 2024, approximately 85% of the Company’s wholesale revenue came from these customers as well as one additional customer. At June 30, 2024, these customers accounted for 66% of accounts receivable. For the first six months of 2023, the Company’s wholesale revenue came from only two national distributors that attributed to 71% of the Company’s wholesale revenue. These customers accounted for 50% of the Company’s accounts receivable as of June 30, 2023.

11. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 and $120,000 for the three months ended June 30, 2024 and 2023, respectively and $0 and $240,000 for the six months ended June 30, 2024 and 2023, respectively. The Company had accrued approximately $309,000 for these license agreements as of June 30, 2024 and December 31, 2023.

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

Website-related Plaintiff’s Lawsuit

On January 26, 2024, the Company was served with a complaint filed in the United States District Court for the Southern District of New York alleging that the Company has failed to design, construct, maintain and operate its Internet website to be fully accessible to and independently usable by blind or visually-impaired persons, thereby denying blind and visually-impaired persons with equal access to the Company’s goods and services in violation of the Title III of the Americans with Disabilities Act of 1990 and the New York Human Rights Law, the New York Civil Rights Law. On February 16, 2024, the Company filed an Answer to the complaint denying the plaintiff’s allegations and asserting affirmative defenses thereto. On May 29, 2024, the Company entered into a settlement agreement pursuant to which the Company made a settlement payment and agreed to remediate its website within a stipulated time period and the plaintiff agreed to dismiss the lawsuit.

13. SUBSEQUENT EVENTS

On July 31, 2024, the Company entered into a Termination Agreement with Notes Live, wherein the parties mutually agreed to terminate the Merger Agreement effective immediately upon execution of the Termination Agreement. No termination fees are payable by either party in connection with the termination of the Merger Agreement.

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

Fresh Vine’s wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. Fresh Vine is able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and it is licensed to sell through DTC channels in 43 states. As of June 30, 2024, Fresh Vine holds active relationships with wholesale distributors in 50 states. Fresh Vine is working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue	$70,484	$330,125	$175,052	$738,755
Gross loss	$(43,676)	$(1,999,530)	$(154,924)	$(2,002,892)
Net loss	$(879,569)	$(4,422,297)	$(2,091,884)	$(6,433,121)

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

The following factors and trends in our business have driven our net revenue results and are expected to be key drivers of our net revenue for the foreseeable future:

Brand recognition: As we drive visibility through traditional and modern marketing methods, we expect to build awareness and name recognition for Fresh Vine Wine in consumers’ minds. Brand awareness will be built substantially through social media channels.

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

While we seek to increase revenue across all channels, we expect the majority of our future revenue to be driven through the direct to consumer channel. We intend to maintain and expand relationships with existing distributors and form relationships with new distributors as we work to grow the Company. With multiple varietals within the Fresh Vine Wine portfolio, we consider ourselves to be a ‘one-stop shop’ for better-for-you wines. We continue to innovate with new products at competitive price points and strive to enhance the experience as we increase revenue with new and existing consumers.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Wholesale	5.2%	48.2%	18.4%	60.6%
Direct to consumer	94.8%	51.8%	81.6%	39.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenues

Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, and capsules. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues as well as inventory write downs. Fresh Vine expects that cost of revenues will decrease as net revenue decreases.

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

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue	$70,484	$330,125	$175,052	$738,755
Cost of revenues	114,160	2,329,655	329,976	2,741,647
Gross profit (loss)	(43,676)	(1,999,530)	(154,924)	(2,002,892)
Selling, general and administrative expenses	834,267	1,970,380	1,933,747	3,643,145
Equity-based compensation	1,626	452,427	3,252	788,350
Loss from operations	(879,569)	(4,422,337)	(2,091,923)	(6,434,387)
Other income	-	40	39	1,266
Net loss	$(879,569)	$(4,422,297)	$(2,091,884)	$(6,433,121)

Comparison of the Three and Six months ended June 30, 2024 and 2023

Net Revenue, Cost of Revenues and Gross Profit

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Net revenue	$70,484	$330,125	(259,641)	-79%	$175,052	$738,755	(563,703)	-76%
Cost of revenues	114,160	2,329,655	(2,215,495)	-95%	329,976	2,741,647	(2,411,671)	-88%
Gross loss	$(43,676)	$(1,999,530)	1,955,854	-98%	$(154,924)	$(2,002,892)	1,847,968	-92%

For the three and six months ended June 30, 2024, net revenue was lower compared to the same periods in 2023 due to business slowing down as the Company worked towards an anticipated merger. Cost of revenues were lower due to net revenue decreasing as well as lower inventory write downs from year to year. Cost of revenues included approximately $1.7 million in inventory write downs for the six months ended June 30, 2023 compared to approximately $110,000 for the six months ended June 30, 2024. Gross loss decreased significantly for both periods in 2024 compared to 2023, which is driven by the overall decrease in net revenue and cost of revenues as the Company focuses on selling the current inventory.

Selling, general and administrative expenses

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Selling expenses	$42,917	$265,201	(222,284)	-84%	$127,289	$592,121	(464,832)	-79%
Marketing expenses	181,678	550,492	(368,814)	-67%	326,704	1,160,302	(833,598)	-72%
General and administrative expenses	609,672	1,154,687	(545,015)	-47%	1,479,754	1,890,722	(410,968)	-22%
Total selling, general and administrative expenses	$834,267	$1,970,380	(1,136,113)	-58%	$1,933,747	$3,643,145	(1,709,398)	-47%

For the three and six months ended June 30, 2024, selling, general and administrative expenses decreased 58% and 47%, respectively, compared to the three and six months ended June 30, 2023. The decrease related to selling expenses was largely driven by terminations of consultants and contractors in 2024 compared to the same period of 2023, as well as less travel since overall sales have decreased. General and administrative expenses decreased as the workforce decreased as well as general insurance and legal expenses. The decrease in marketing expenses primarily resulted from decreased advertising, social media marketing, tastings, and other promotion materials and events as selling and marketing expenses are directly related to sale trends.

Cash Flows

	Six months ended
	June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$(946,562)	$(4,218,620)
Investing activities	-	-
Financing activities	805,017	2,615,014
Net (decrease) increase in cash and restricted cash	$(141,545)	$(1,603,606)

Net cash used in operating activities was ($946,562) and ($4,218,620) for the six months ended June 30, 2024 and 2023, respectively. Cash used in operating activities decreased in the six months ended June 30, 2024 primarily because of one-time expenses related to the settlement payable and accrued compensation of approximately $1.7 million paid to the former Chief Executive Officer in 2023.

Net cash provided by financing activities was $805,017 and $2,615,014 for the six months ended June 30, 2024 and 2023, respectively. The difference is mostly attributed to the Rights Offering of $2,615,014 in 2023 compared to the Issuance of Preferred Stock of $805,017 in 2024.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $2.1 million and $6.4 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $28.6 million and a total stockholders’ deficit of approximately $2.2 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of June 30, 2024, we had approximately $195,000 in cash and restricted cash, $38,000 in accounts receivable, $101,000 in inventory and $23,000 in prepaid expenses. On June 30, 2024, current assets amounted to approximately $357,000 and current liabilities were $3.0 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $2.7 million.

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

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement shares of a newly created series of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Stock”). Pursuant to the Securities Purchase Agreement, the Purchasers collectively purchased 10,000 shares of Series A Stock at a per share purchase price equal to $100.00, for total gross proceeds of $1.0 million. For a description of the Company’s offering of Series A Stock, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Financing Transactions.” As of June 30, 2024, we had approximately $98,000 of accumulated undeclared dividends on the Series A Stock.

In August 2023, Fresh Vine announced that it had initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. On January 25, 2024, Fresh Vine entered into an Agreement and Plan of Merger (the “Merger Agreement”) Notes, Live, Inc., a Colorado corporation (“Notes Live”), which contemplated that, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, our newly-formed wholly-owned subsidiary would merge with and into Notes Live, with Notes Live continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). See Part I, “Item 1 Business - Recent Developments – Anticipated Merger with Notes Live, Inc.” included in our Annual Report on Form 10-K for the year ended December 31, 2023. On July 31, 2024, the Merger Agreement was terminated.

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

On March 14, 2024, Fresh Vine filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Certificate”). The Series B Certificate designates 50,000 shares of the Fresh Vine’s undesignated preferred stock as Series B Convertible Preferred Stock (“Series B Stock”) and establishes the rights and preferences of the Series B Stock. Fresh Vine’s board of directors has approved the issuance and sale of up to 20,000 shares of Series B Convertible Preferred Stock for a purchase price equal to $100.00 per share. As of June 30, 2024, Fresh Vine has received subscriptions from accredited investors for the purchase of a total of 9,135 shares of Series B Stock and has received aggregate subscription funds (gross) of $913,500. The total number of shares of Series B Stock that the Company will issue and sell has not been finally determined.

At the current reduced pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations through the third quarter of 2024. The Company requires additional debt or equity financing to satisfy its existing obligations, sustain existing operations, pay expenses associated with continuing to pursue its plan to re-comply with the listing standards of the NYSE American stock exchange. See “Current Strategy” below. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, including pursuing its plan to re-comply with the listing standards of the NYSE American stock exchange, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Current Strategy

In August 2023, Fresh Vine announced that it had initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. On January 25, 2024, Fresh Vine entered into the Merger Agreement. See Part I, “Item 1 Business - Recent Developments – Anticipated Merger with Notes Live, Inc.” included in our Annual Report on Form 10-K for the year ended December 31, 2023. On July 31, 2024, the Merger Agreement was terminated.

As a result of the recent termination of the Merger Agreement, Fresh Vine management and board of directors is assessing its strategic options. The Fresh Vine board of directors may elect to, among other things, attempt to complete another strategic transaction like the Merger, attempt to sell or otherwise dispose of the various assets of Fresh Vine, continue to operate the business of Fresh Vine or dissolve and liquidate its assets.

The Fresh Vine board of directors may decide that it is in the best interests of the Fresh Vine stockholders to suspend or cease its operations, seek to dissolve the Company and liquidate its assets, or initiate bankruptcy proceedings. If the Fresh Vine board of directors were to approve and recommend, and the Fresh Vine stockholders were to approve, a dissolution of Fresh Vine, it would be required under Nevada corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to the Fresh Vine stockholders. As a result of this requirement, all or a portion of Fresh Vine’s assets would need to be reserved pending the resolution of such obligations. In addition, Fresh Vine may be subject to litigation or other claims related to a liquidation and dissolution of the company. If a liquidation and dissolution were pursued, the Fresh Vine board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, the Fresh Vine stockholders could lose all or a significant portion of their investment in the event of a liquidation and dissolution of Fresh Vine.

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

None.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2024 due to the material weaknesses in internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Website-related Plaintiff’s Lawsuit

On January 26, 2024, the Company was served with a complaint filed in the United States District Court for the Southern District of New York alleging that the Company has failed to design, construct, maintain and operate its Internet website to be fully accessible to and independently usable by blind or visually-impaired persons, thereby denying blind and visually-impaired persons with equal access to the Company’s goods and services in violation of the Title III of the Americans with Disabilities Act of 1990 and the New York Human Rights Law, the New York Civil Rights Law. On February 16, 2024, the Company filed an Answer to the complaint denying the plaintiff’s allegations and asserting affirmative defenses thereto. On May 29, 2024, the Company entered into a settlement agreement pursuant to which the Company made a settlement payment and agreed to remediate its website within a stipulated time period and the plaintiff agreed to dismiss the lawsuit.

Item 1A. Risk Factors

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

In a Current Report on Form 8-K filed with the SEC on March 27, 2024, the Company previously disclosed that the Company’s board of directors approved the issuance and sale of up to 20,000 shares of Series B Stock for a purchase price equal to $100.00 per share in a private placement transaction (the “Offering”). As of June 30, 2024, the Company has received securities purchase agreements from accredited investors for the purchase of a total of 9,135 shares of Series B Stock in the Offering and has received aggregate subscription funds of $913,500. The total number of shares of Series B Stock that the Company will issue and sell has not been finally determined.

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

FRESH VINE WINE, INC.

Date: August 14, 2024	By:	/s/ Michael Pruitt
Michael Pruitt
Interim Chief Executive Officer

Date: August 14, 2024	By:	/s/ Keith Johnson
Keith Johnson
Interim Chief Financial Officer

EXHIBIT INDEX

FRESH VINE WINE, INC.

FORM 10-Q

Exhibit Number	Description

10.1	Termination Agreement, dated as of July 31, 2024, by and between Fresh Vine Wine, Inc. and Notes Live, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 1, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.