Form 10-Q
period 2024-09-30
Fresh Vine Wine, Inc.
filed 2024-11-14
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of November 14, 2024, the registrant had 15,976,227 shares of common stock outstanding.

FRESH VINE WINE, INC.

i

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in the other reports and documents that we file with the SEC, and in this Quarterly Report on Form 10-Q.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to complete, on a timely basis or at all, the proposed Business Combination with Adifex Holdings LLC, pursuant to the terms and conditions of the Business Combination Agreement;

●	the likelihood of the satisfaction of certain conditions to the completion of the Business Combination and whether and when the Business Combination will be completed;

●	the continued listing of our common stock on the NYSE American pending closing of the proposed Business Combination, or new combined company’s ability to satisfy the initial listing standards of the NYSE American;

●	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Business Combination Agreement;

●	the sufficiency of our cash and working capital to support continuing operations and to pay transaction expenses of up to $10,000,000 through the closing of the proposed Business Combination;

●	the effect of the announcement, pendency or completion of the proposed Business Combination on our business relationships, operating results and business generally;

●	the outcome of any legal proceedings related to the Business Combination Agreement or the transactions contemplated thereby;

●	the expected benefits of, and potential value created by, the Business Combination for our stockholders;;

●	the strategy or future operations of the new combined company following the closing of the proposed Business Combination;

●	the new combined company’s projected financial performance;

●	our ability to continue as a going concern in the absence of obtaining additional financing;

●	our ability to obtain additional financing within timeframes required on terms acceptable to us, or at all;

●	our ability to regain and maintain compliance with NYSE American continued listing standards;

●	the strategy or future operations of our company;

●	our company’s projected financial performance;

●	expectations concerning Fresh Vine’s relationships and actions with third parties;

●	our ability to retain or recruit, or effect changes required in, our officers, key employees or directors;

●	future regulatory, judicial and legislative changes in Fresh Vine’s industry;

●	our reliance on our brand name, reputation and product quality;

●	our ability to adequately address the demands that may be placed on our management, operational and production capabilities;

●	the effectiveness of our advertising and promotional activities and investments;

●	our ability to refocus our marketing and brand promotion efforts following the termination of the license agreements with our celebrity brand ambassadors;
ii

●	general competitive conditions, including actions our competitors may take to grow their businesses;

●	fluctuations in consumer demand for wine;

●	overall decline in the health of the economy and consumer discretionary spending;

●	the occurrence of adverse weather events, natural disasters, public health emergencies or other unforeseen circumstances that may cause delays to or interruptions in our operations;

●	risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;

●	the impact of COVID-19 on our customers, suppliers, business operations and financial results;

●	disrupted or delayed service by the distributors we rely on for the distribution of our wines;

●	our ability to successfully execute our growth strategy, including continuing our expansion in the direct-to-consumer sales channel;

●	quarterly and seasonal fluctuations in our operating results;

●	our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

●	claims, demands and lawsuits to which we are, and may in the future, be subject and the existence or sufficiency of our insurance or indemnities coverage;

●	our ability to operate, update or implement our IT systems;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures;

●	the potential liquidity and trading of our securities;

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

●	our ability to pay accrued dividends to the holders of our Series A Convertible Preferred Stock; and

●	any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans and the anticipated timing of filings.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH VINE WINE, INC.

BALANCE SHEETS

	September 30,
	2024 (Unaudited)	December 31, 2023
Assets
Current assets
Cash	$72,029	$236,340
Restricted cash	50,039	100,000
Accounts receivable	45,280	172,101
Inventories	232,826	337,873
Prepaid expenses	81,589	42,943
Total current assets	481,763	889,257

Equity investment	500,000	500,000

Total assets	$981,763	$1,389,257

Liabilities, and stockholders’ deficit
Current liabilities
Accounts payable	$1,156,937	$509,337
Settlement payable	585,976	585,976
Accrued expenses	1,125,942	810,723
Accrued expenses - related parties	309,333	309,333
Deferred revenue	2,685	3,407
Note payable	27,500	—
Convertible notes payable, net of discount	174,969	—
Total current liabilities	3,383,342	2,218,776

Total liabilities	3,383,342	2,218,776

Stockholders’ deficit
Preferred stock, $0.001 par value - 25,000,000 shares authorized
Series A preferred stock, 10,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	10	10
Series B preferred stock, 9,135 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9	—
Common stock, $0.001 par value - 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 15,976,227 shares issued and outstanding at September 30, 2024 and December 31, 2023	15,976	15,976
Additional paid-in capital	26,572,493	25,631,255
Accumulated deficit	(28,990,067)	(26,476,760)
Total stockholders’ deficit	(2,401,579)	(829,519)

Total liabilities and stockholders’ deficit	$981,763	$1,389,257

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Wholesale revenue	$7,766	$744,532	$39,926	$1,192,138
Direct to consumer revenue	55,443	103,427	198,335	394,576
Total net revenue	63,209	847,959	238,261	1,586,714

Cost of revenues	65,046	889,844	240,539	3,631,491
Gain from recovery of inventory reserve	(154,483)	—	—	—
Gross profit (loss)	152,646	(41,885)	(2,278)	(2,044,777)

Selling, general and administrative expenses	459,988	1,141,390	2,393,735	4,784,535
Equity-based compensation	1,626	946,415	4,878	1,734,765
Operating loss	(308,968)	(2,129,690)	(2,400,891)	(8,564,077)

Other income	—	30	39	1,296
Interest expense	6,322	—	6,322	—

Net loss	(315,290)	(2,129,660)	(2,407,174)	(8,562,781)
Preferred dividends – Series A	50,000	15,600	106,133	15,600
Net loss attributable to common stockholders	$(365,290)	$(2,145,260)	$(2,513,307)	$(8,578,381)

Weighted average shares outstanding
Basic	15,976,227	15,976,227	15,976,227	15,085,911
Diluted	15,976,227	15,976,227	15,976,227	15,085,911

Net loss per share – basic	$(0.02)	$(0.13)	$(0.15)	$(0.57)
Net loss per share – diluted	$(0.02)	$(0.13)	$(0.15)	$(0.57)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Month Periods Ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	—	$—	—	$—	12,732,257	$12,732	$21,420,732	$(15,819,858)	$(5,613,606)
Rights offering – common stock and warrants issued	—	—	—	—	3,143,969	3,144	2,543,584	—	2,546,728
Equity-based compensation	—	—	—	—	500,000	500	257,172	—	257,672
Stock forfeiture	—	—	—	—	(500,000)	(500)	500	—	—
Net loss	—	—	—	—	—	—	—	(2,010,824)	(2,010,824)
Balance, March 31, 2023	—	—	—	—	15,876,226	15,876	24,221,988	(17,830,682)	6,407,182
Equity-based compensation	—	—	—	—	1,141,332	1,141	373,037	—	374,178
Net loss	—	—	—	—	—	—	—	(4,422,297)	(4,422,297)
Balance, June 30, 2023	—	$—	—	$—	17,017,558	$17,017	24,595,025	(22,252,979)	2,359,063
Issuance of preferred stock	8,000	8	—	—	—	—	749,992	—	750,000
Accrued preferred dividends, Series A (12%/share)	—	—	—	—	—	—	—	(15,600)	(15,600)
Equity-based compensation	—	—	—	—	—	—	111,748	—	111,748
Stock forfeiture	—	—	—	—	(1,041,331)	(1,041)	1,041	—	—
Net loss	—	—	—	—	—	—	—	(2,129,660)	(2,129,660)
Balance, September 30, 2023	8,000	$8	—	$—	15,976,227	$15,976	$25,457,806	$(24,398,239)	$1,075,551

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	10,000	$10	—	$—	15,976,227	$15,976	$25,631,255	$(26,476,760)	$(829,519)
Issuance of Series B preferred stock	—	—	940	1	—	—	90,324	—	90,325
Accrued preferred dividends, Series A (12%/share)	—	—	—	—	—	—	—	(30,000)	(30,000)
Equity-based compensation	—	—	—	—	—		1,625	—	1,625
Net loss	—	—	—	—	—	—	—	(1,212,315)	(1,212,315)
Balance, March 31, 2024	10,000	10	940	1	15,976,227	15,976	25,723,204	(27,719,075)	(1,979,884)
Issuance of Series B preferred stock	—	—	8,195	8	—	—	714,684	—	714,692
Accrued preferred dividends, Series A (12%/share)	—	—	—	—	—	—	—	(26,133)	(26,133)
Equity-based compensation	—	—	—	—	—	—	1,626	—	1,626
Net loss	—	—	—	—	—	—	—	(879,569)	(879,569)
Balance, June 30, 2024	10,000	$10	9,135	$9	15,976,227	$15,976	26,439,514	(28,624,777)	(2,169,268)
Accrued preferred dividends, Series A (24%/share)	—	—	—	—	—	—	—	(50,000)	(50,000)
Equity-based compensation	—	—	—	—	—	—	1,626	—	1,626
Issuance of warrants, with convertible notes payable	—	—	—	—	—	—	131,353	—	131,353
Net loss	—	—	—	—	—	—	—	(315,290)	(315,290)
Balance, September 30, 2024	10,000	$10	9,135	$9	15,976,227	$15,976	$26,572,493	$(28,990,067)	$(2,401,579)

See accompanying notes to the financial statements.

FRESH VINE WINE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,407,174)	$(8,562,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	6,322	—
Equity-based compensation	4,878	1,734,765
Inventory write-down	—	1,732,500
Allowance for doubtful accounts	—	37,733
Changes in operating assets and liabilities
Accounts receivable	126,821	(171,594)
Insurance recovery receivable	—	804,907
Inventories	105,047	1,221,304
Prepaid expenses and other	(38,646)	74,272
Accounts payable	647,600	(34,492)
Accrued compensation	—	(420,413)
Settlement payable	—	(1,250,000)
Accrued expenses	209,085	227,036
Accrued expenses - related parties	—	29,333
Deferred revenue	(722)	(7,973)
Net cash used in operating activities	(1,346,789)	(4,585,403)

Cash flows from financing activities
Proceeds from notes payable	42,500	—
Proceeds from convertible notes payable and warrants	300,000	—
Proceeds from issuance of Series A preferred stock - net of issuance costs	—	750,000
Proceeds from issuance of Series B preferred stock - net of issuance costs	805,017	—
Proceeds from rights offering - net of issuance costs	—	2,615,014
Payments on note payable	(15,000)
Net cash provided by financing activities	1,132,517	3,365,014

Net decrease in cash and restricted cash	(214,272)	(1,220,389)

Cash and restricted cash - beginning of period	336,340	2,080,335

Cash and restricted cash - end of period	$122,068	$859,946

Supplemental disclosure of non-cash investing and financing activities
Accrued Series A dividends	$106,133	$15,600
Equity warrants issued in conjunction with convertible notes payable	$131,353	—

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

Termination of Agreement and Plan of Merger with Notes Live

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

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $29.0 million as of September 30, 2024. Cash flows used in operating activities were approximately $1.3 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an approximately $2.9 million working capital deficit, inclusive of approximately $72,000 in cash and $50,000 in restricted cash.

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

The Company received gross proceeds of approximately $914,000 and $1 million from preferred stock offerings during the periods ended June 30, 2024 and December 31, 2023, respectively. During the quarter ended September 30, 2024, the Company received $300,000 from the issuance of convertible notes. Subsequent to September 30, 2024, the Company raised approximately $4.1 million from the sale of preferred stock, received an additional $200,000 from the issuance of convertible notes and entered into a Business Combination Agreement (See Note 14 for further details). In addition, under the Business Combination Agreement (as defined below), the Company has agreed to raise up to $10,000,000 through the sale of its equity or debt securities to cover transaction expenses and for working capital purposes, and the completion of such funding is a condition precedent to completing the Business Combination (as defined below). In addition, the Company will need additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional financing and the receipt of proceeds from the expected sales of inventory, the Company projects that the existing cash balance will be sufficient to fund current operations into the first quarter of 2025, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Restricted Cash

Included in the cash balance is a balance of approximately $50,000 and $100,000 as of September 30, 2024 and December 31, 2023, respectively, that the Company’s operating bank has required us to maintain as a security for collectability of automated clearing house transactions. These funds are held in a separate account and are not available for disbursements.

Accounts Receivable

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of September 30, 2024 and December 31, 2023 there was no allowance for doubtful accounts.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of September 30, 2024 and December 31, 2023, the Company had recorded an inventory allowance of approximately $0 and $112,000, respectively.

Investment in Equity Securities

Equity investments that do not provide the Company the ability to exert significant influence over the operating or financial decisions of the investee are accounted for under the measurement alternative for non-marketable equity securities under ASC 321 Investments – Equity Securities. In accordance with ASC 321, the non-marketable equity securities are initially measured at cost and reviewed at year end for impairment and fair value changes. As of September 30, 2024, there were no changes recorded for the value of the investment since the initial measurement.

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

The following table presents the percentages of total revenue disaggregated by sales channels for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Wholesale	12.3%	87.8%	16.8%	75.1%
Direct to consumer	87.7%	12.2%	83.2%	24.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at September 30, 2024 and December 31, 2023, due to the short maturity nature of these items.

Income Taxes

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of September 30, 2024 or December 31, 2023, and as such, no interest or penalties were recorded to income tax expense. As of September 30, 2024 and December 31, 2023, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

See Note 9 for further discussion of equity-based compensation incurred in 2024 and 2023.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $7,000 and $258,000 for the three months ended September 30, 2024 and 2023, respectively and was approximately $334,000 and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

NYSE Listing Requirements

On September 8, 2023, the Company received a written notice (the “Notice”) from NYSE American stating that it was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a listed company that has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years to maintain at least $4 million of stockholders’ equity. The Company reported stockholders’ deficit of approximately $2.4 million as of September 30, 2024 and have had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021, 2022 and 2023. As required by the NYSE American, the Company submitted a plan to the NYSE American on October 9, 2023 addressing actions it has taken and how it intends to regain compliance with the continued listing standards within the required 18 month period ending March 8, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(315,290)	$(2,129,660)	$(2,407,174)	$(8,562,781)
Less: dividends on Series A preferred stock	50,000	15,600	106,133	15,600
Net loss attributable to common stockholders	$(365,290)	$(2,145,260)	$(2,513,307)	$(8,578,381)

Denominator:
Basic – weighted shares outstanding	15,976,227	15,976,227	15,976,227	15,085,911
Dilutive effect from shares authorized	—	—	—	—
Diluted – weighted shares outstanding	15,976,227	15,976,227	15,976,227	15,085,911

Basic loss per share	$(0.02)	$(0.13)	$(0.15)	$(0.57)
Diluted loss per share	$(0.02)	$(0.13)	$(0.15)	$(0.57)

At September 30, 2024 and 2023, 17,502,861 and 5,905,528 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

3. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. The Company increased the inventory allowance by approximately $209,000 during the nine months ended September 30, 2023. This write down was recorded in cost of revenue in the financial statements. During the first six months of the 2024 fiscal year, the Company recorded an allowance of approximately $154,000. However, in the quarter ended September 30, 2024, this allowance was reversed, and the reversal was recorded as a gain from recovery of inventory reserve. The finished goods inventory was approximately $233,000 and $338,000 as of September 30, 2024 and December 31, 2023, respectively. This inventory included a valuation reserve of approximately $0 and $112,000 as of September 30, 2024 and December 31, 2023, respectively.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	September 30, 2024	December 31, 2023
Prepaid marketing expenses	$63,750	$9,871
Prepaid insurance	17,839	33,072
Total	$81,589	$42,943

5. INVESTMENTS

In connection with the Plan of Merger in December 2023 (as described in Note 1), the Company made a $500,000 investment for 50,000 shares of Notes Live, Inc. The investment was initially measured at cost. The Company noted no impairment or fair value change as of September 30, 2024.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	September 30,	December 31,
	2024	2023
Sponsorship agreements	$832,660	$608,818
Accrued credit card charges	3,580	7,275
Accrued Series A Preferred Stock dividends	148,000	41,867
Legal and professional	47,924	125,704
Other accrued expenses	93,778	27,059
Total	$1,125,942	$810,723

The sponsorship agreements related to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements ranged from two to four years with annual payments ranging from $103,000 to $216,000 per agreement. All sponsorship agreements had terminated by the end of the second quarter of 2024. The total expense relating to these agreements for the three months ended September 30, 2024 and 2023, was approximately $0 and $88,000, respectively and for the nine months ended September 30, 2024 and 2023, was approximately $296,000 and $265,000, respectively. Subsequent to September 30, 2024, the Company signed a settlement agreement resulting in a gain on settlement of approximately $370,000.

Accrued credit card charges primarily consist of warehouse, shipping and other operating costs paid via Company credit card as a tool for managing cashflow.

7. NOTES PAYABLE

Set forth below is a summary of the Company’s outstanding debts as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Convertible notes	360,000	—
Less: discount on convertible notes	(185,031)	—
Total convertible notes, net of discount	174,969	—

Other note payable	27,500	—
Total	$202,469	$—

In October 2024, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with two accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $600,000 of secured convertible promissory notes (“Notes”) that will be convertible into shares of the Company’s common stock, par value $0.001 per share and warrants. The Notes were issued with original issuance discount of 20%, resulting in gross proceeds of $500,000 to the Company. The Notes bear no interest unless an event of default occurs, and mature on April 4, 2025. The Notes may be prepaid without penalty. Each Note is convertible into common stock at a conversion price equal to $0.40. In September 2024 the Company received $300,000 related to these Notes and after reviewing the transaction details determined it was considered a reportable subsequent event and recorded the transaction as of September 30, 2024.

In connection with the Securities Purchase Agreements, the Company issued warrants with an exercise period of five years to purchase up to 740,000 shares of the common stock at an exercise price of $0.40 per share.

The Company reviewed the warrants in connection with the Securities Purchase Agreements under ASC 815 and concluded that the warrants are not in scope of ASC 480 and are not subject to the derivative guidance under ASC 815. Accordingly, the warrants were equity classified. As such the principal value of the Notes was allocated using the relative fair value basis of all instruments. As the warrants were issued with another instrument the purchase price was allocated using the relative fair value method (i.e., warrants at its fair value and the Notes at its principal value allocated using the relative fair value of the proceeds received an applied proportionally to the equity classified warrants and Notes).

As of September 30, 2024, the Company received cash proceeds of $300,000. As such the Company recorded the fair value of the warrants of $131,353 based on the relative value basis. The Company recorded original issue discount of $191,353.

As of September 30, 2024, the Notes net of unamortized debt discount was $174,969. The Company recognized $6,322 of the amortized debt discount in interest expense for the three months ended September 30, 2024.

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount
2024 (three months)	$27,500
2025	360,000
2026	—
2027	—
Total	$387,500

8. STOCKHOLDERS’ EQUITY

Rights offering

During the first quarter of 2023, the Company distributed, at no charge to holders of the Company’s common stock, non-transferable subscription rights to purchase up to an aggregate of 6,366,129 Units. Each Unit consisted of one share of our common stock and a warrant (“Rights Offering Warrants”) to purchase one share of our common stock. The Rights Offering Warrants were exercisable immediately, expire five years from the date of issuance and have an exercise price of $1.25 per share. For each share of common stock held by a stockholder of the Company on February 22, 2023, the record date of the Rights Offering, such stockholder received 0.5 subscription rights. Each whole subscription right allowed the holder thereof to subscribe to purchase one Unit, which the Company refers to as the basic subscription right, at a subscription price of $1.00 per Unit. In addition, any holder of subscription rights exercising his, her or its basic subscription right in full was eligible to subscribe to purchase additional Units that remained unsubscribed in the Rights Offering at the same subscription price per Unit that applied to the basic subscription right, subject to proration among participants exercising their over-subscription privilege, which the Company refers to as the over-subscription privilege. Upon the closing of the Rights Offering, which occurred on March 14, 2023, the Company issued 3,143,969 shares of common stock and 3,143,969 Rights Offering Warrants and received aggregate gross cash proceeds of approximately $3.14 million. After deducting dealer-manager fees and other fees and expenses related to the Rights Offering, the Company received net proceeds of approximately $2.6 million. If exercised, additional gross proceeds of up to approximately $3.93 million may be received through the exercise of warrants issued in the Rights Offering.

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

Each holder of a share of Series A Stock is entitled to receive dividends payable, subject to certain conditions, in cash or shares of common stock (“Dividend Shares”) valued as either (i) the then applicable Conversion Price, or (ii) 50% of the then current market price of the Company’s common stock, at the dividend rate of 12% per annum. Dividends are cumulative and will be payable on July 31st of each year. If the dividend is not paid as of July 31, 2024, the dividend rate increases to 24% per annum. However, the Company may not pay dividends by issuing Dividend Shares if and to the extent that the issuance of such Dividend Shares, when added to all Conversion Shares previously issued upon prior conversions of Series A Stock and previously issued Dividend Shares (if any), would exceed the Exchange Share Cap or result in a Series A Stock holder beneficially owning shares of common stock in excess of the Individual Holder Share Cap, in each case unless the Company obtains stockholder approval for such issuances.

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

There issuance activity of the Series A Stock is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Series A preferred stock shares issued	—	8,000	—	8,000
Net proceeds	$—	$750,000	$—	$750,000

The Series A Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends that the Company is legally obligated to pay:

	September 30, 2024	December 31, 2023
Series A preferred stock	$148,000	$41,867

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

During the first and second quarters of 2024, the Company entered into multiple Securities Purchase Agreements with accredited investors pursuant to which the Company agreed to issue and sell in a private placement (the “Series B Offering”) shares of Series B Stock.

Pursuant to the Securities Purchase Agreement, each share of Series B Stock will have a stated value equal to $100.00 (the “Stated Value”). As of September 30, 2024, 9,135 shares of Series B Stock had been sold for a total in gross proceeds of $913,500.

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

The issuance activity of the Series B Stock is summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Series B preferred stock shares issued	—	—	9,135	—
Net proceeds	$—	$—	$805,017	$—

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

Total equity-based compensation expense related to shares of restricted stock issuances was $0 and $105,346 for the three months ended September 30, 2024 and 2023, respectively and $0 and $598,404 for the nine months ended September 30, 2024 and 2023, respectively.

Restricted stock activity as of and for the nine-month period ended September 30, 2024 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	20,000	0.00
Granted	—	—
Vested or released	(20,000)	—
Forfeited	—	—
Outstanding at September 30, 2024	—	—

Vendor Stock Awards

Vendor stock award activity subject to revenue-related performance objectives during the nine months ended September 30, 2024 was as follows:

	Number of Shares of Vendor Stock Awards	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2023	1,030,000	1.25
Granted	—	—
Vested or released	—	—
Forfeited	—	—
Outstanding at September 30, 2024	1,030,000	0.46

Stock Options

Stock option activity for nine-month period ended September 30, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	446,559	$8.88	8.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,666)	—	—
Outstanding at September 30, 2024	444,893	$8.91	7.33

Exercisable at September 30, 2024	69,892	$3.04	7.93

Equity-based compensation expense totaling $1,626 and $6,504 has been recognized relating to these stock options during the three months ended September 30, 2024 and 2023, respectively and $4,877 and $145,295 for the nine months ended September 30, 2024 and 2023, respectively. The total unrecognized equity-based compensation expense was $1,381 as of September 30, 2024.

Warrants

As disclosed in Note 8, 3,143,969 warrants were granted as part of the Rights Offering in March 2023. Also noted in Note 8, 300,000 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock. In September 2024 the Company issued 444,000 warrants in connection with the convertible notes described in Note 7.

Warrant activity for nine-month period ended September 30, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	3,553,969	$1.61	4.16
Granted	744,000	0.44	5.62
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2024	3,997,969	$1.40	3.82

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the New York Stock Exchange on the grant date. The risk-free interest rate is based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected term for employee and non-employee awards ranged from 5 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated based on historical volatility information of the Company. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

10. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of September 30, 2024. No income tax expense or benefit was recorded for the three and nine months ended September 30, 2024 and 2023 due to the Company’s net loss position.

11. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labelling, and packaging. The Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the nine month periods ended September 30, 2024 and 2023, substantially all of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

A significant portion of the Company’s wholesale revenue in the first nine months of 2024 comes from three national distributor customers that operate in several markets. For the nine-month period ended September 30, 2024, approximately 79% of the Company’s wholesale revenue came from these three customers. For the three-month period ended September 30, 2024, the customer concentration shifted to two new customers in addition to one customer from the nine-month period. For the three month period ended September 30, 2024, these three customers accounted for 89% of the Company’s wholesale revenue. In 2023, for the three and nine month periods ended September 30, 2023, the concentration included two customers from the 2024 periods along with one additional customer. For the three and nine month periods ended September 30, 2023, these customers accounted for 96% and 87%, respectively, of the Company’s wholesale revenue. At September 30, 2024, all of the customers mentioned above accounted for 66% of accounts receivable.

12. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 and $89,333 for the three months ended September 30, 2024 and 2023, respectively and $0 and $329,333 for the nine months ended September 30, 2024 and 2023, respectively. The Company had accrued approximately $309,000 for these license agreements as of September 30, 2024 and December 31, 2023.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25, which is included in settlement payable in the accompanying balance sheet. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending.

14. SUBSEQUENT EVENTS

Securities Purchase Agreements – Notes and Warrants

On October 8, 2024, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with two accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $600,000 of secured convertible promissory notes (“Notes”) that will be convertible into shares of the Company’s common stock, par value $0.001, and warrants (“Warrants”) to purchase up to 740,000 shares of common stock. The Company intends to use the proceeds for general corporate purposes.

The Notes were issued with original issuance discount of 20%, resulting in gross proceeds of $500,000 to the Company. The Company received $300,000 of the gross proceeds as of September 30, 2024 and the Notes are reflected in Note 7. The Notes bear no interest unless an event of default occurs, and mature on April 8, 2025. The Notes may be prepaid. Each Note is convertible into common stock at a conversion price equal to $0.40. A holder of the Note (together with its affiliates) may not convert any portion of the Note to the extent that the holder would beneficially own more than 9.99% of the outstanding shares of the Company’s common stock immediately after exercise. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Notes will be subject to adjustment from time to time for any subdivision or consolidation of shares, dilutive issuances and other events.

Additionally, the Notes are secured by certain assets of the Company pursuant to a security agreement that was entered into in connection with the issuance of the Notes (the “Security Agreement”). The obligations under the Notes are guaranteed by a guaranty (the “Guaranty”) by the Company in favor of the investors.

The Warrants are immediately exercisable at an initial exercise price equal to $0.40 per share, and will expire on the 5th anniversary of the issuance date. A holder of the Warrant (together with its affiliates) may not exercise any portion of the Warrants to the extent that the holder would own more than 9.99% of the outstanding shares of the Company’s common stock immediately after exercise. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the Warrants will be subject to adjustment from time to time for any subdivision or consolidation of shares, dilutive issuances and other events. The Warrants may not be exercised on a cashless basis.

Securities Purchase Agreement – Series B Preferred Stock

The Company’s board of directors has approved the issuance and sale of up to approximately 40,000 shares of Series B Preferred Stock at a purchase price of $100.00 per share in a private placement. As of November 5, 2024, the Company has received securities purchase agreements from accredited investors for the purchase of a total of 40,865 shares of Series B Stock for an aggregate purchase price of $4.1 million. The Company intends to use the proceeds to cover transaction expenses related to the proposed Business Combination (defined below) and for general working capital purposes.

Each share of Series B Preferred Stock has the powers, designations, preferences, and other rights of the shares of such series as discussed in Note 8.

Secured Promissory Notes Issued in favor of the Company

The Company and Amaze Software, Inc. (“Amaze”) entered into a promissory note (the “Amaze Note”) effective October 28, 2024, under which the Company agreed to lend to Amaze the principal sum of up to $3.5 million. The Amaze Note bears interest at 6.00% per annum until the closing date of the Business Combination (defined below). If the Business Combination does not close, the interest rate increases to 12% per annum from the date that negotiations cease. The unpaid principal plus accrued interest is due and payable on the date that is 9 months after the date on which the Company or Amaze provides notice to the other that negotiations have ceased if the Business Combination is not closed. Provided there is no event of default, the Amaze note will be forgiven on the date the Business Combination Agreement (detailed below) closes. The Amaze note is secured by all of the assets of its subsidiary, Amaze Holding Company LLC.

The Company and Adifex Holdings LLC (“Adifex”) entered into a promissory note (the “Adifex Note”) effective October 7, 2024, under which the Company agreed to lend to Adifex the principal sum of up to $3.5 million. The Adifex Note bears interest at 6.00% per annum. In connection with entering into the Amaze Note, the Company and Adifex cancelled and terminated the Adifex Note and the security agreement effective as of October 7, 2024, between Adifex and the Company, pursuant to a Cancellation of Promissory Note and Security Agreement between the Company and Adifex, effective October 28, 2024. As of October 28, 2024, the Company had made no advances, and no borrowings were outstanding, under the Adifex Note.

Business Combination Agreement with Adifex

On November 3, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) Amaze Holdings Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pubco”), (ii) VINE Merger Sub Inc., a Delaware corporation and wholly subsidiary of Pubco (“VINE Merger Sub”), (iii) Adifex Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Adifex Merger Sub”), and (iv) Adifex Holdings LLC, a Delaware limited liability company (“Adifex”). The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination.”

Upon the closing of the Business Combination, (i) VINE Merger Sub will merge with and into the Company (the “VINE Merger”), with the Company as the surviving company in the VINE Merger and, as a result of the VINE Merger, the Company will become a wholly owned subsidiary of Pubco with holders of the Company’s equity interests receiving Pubco common stock, and (ii) Adifex Merger Sub will merge with and into Adifex (the “Adifex Merger”), with Adifex as the surviving company in the Adifex Merger and, as a result of the Adifex Merger, Adifex will become a wholly owned subsidiary of Pubco and the Adifex equity interests will be automatically converted into a pro rata portion of the merger consideration in Pubco common stock.

The Business Combination Agreement contains customary representations, warranties and covenants, including covenants obligating the Company, during the period prior to closing, to conduct its business and operations in the ordinary course of business and not to engage in certain specified activities without Adifex’s prior consent.

Consummation of the Business Combination is subject to the satisfaction or waiver of certain closing conditions, including without limitation, approval by the Company’s stockholders of the Business Combination Agreement, including the Business Combination, completion of the acquisition of Amaze by Adifex, and the Company having raised up to $10,000,000 through the sale of its equity or debt securities to cover transaction expenses and for working capital purposes.

The Business Combination Agreement may be terminated in certain limited circumstances including (i) by mutual written consent of the Company and Adifex; (ii) by either the Company or Adifex if the VINE Merger and the Adifex Merger have not have been consummated by April 30, 2025 (subject to extension) (iii) by either the Company or Adifex if a court of competent jurisdiction or governmental authority has issued a final and nonappealable order, or taken any other action, having the effect of permanently restraining, enjoining, or otherwise prohibiting any of the transactions contemplated by the Business Combination Agreement; (iv) by either the Company or Adifex upon a breach of any representation, warranty, covenant, or agreement in the Business Combination Agreement by the other party; or (v) by the Company, upon the Company’s board of directors authorizing the Company to enter into a permitted alternative agreement in the manner set forth in the Business Combination Agreement.

Sponsorship Settlement Agreement

On October 8, 2024, the Company settled in arbitration with WFI Stadium and Pro-Football LLC d/b/a Washington Commanders (together as the “Commanders”). The Company paid $80,000 contemporaneously with the execution of the agreement, which was accrued for as of September 30, 2024. This resulted in a $370,000 gain on settlement, which will be recognized in the fourth quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements”. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Fresh Vine’s wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. Fresh Vine is able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico, and it is licensed to sell through DTC channels in 43 states. As of September 30, 2024, Fresh Vine holds active relationships with wholesale distributors in 50 states. Fresh Vine is working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

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

Recent Developments

On November 3, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Pubco”), (ii) VINE Merger Sub Inc., a Delaware corporation and wholly subsidiary of Pubco (“VINE Merger Sub”), (iii) Adifex Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Adifex Merger Sub”), and (iv) Adifex Holdings LLC, a Delaware limited liability company (“Adifex”). The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination.”

Upon the closing of the Business Combination, (i) VINE Merger Sub will merge with and into the Company (the “VINE Merger”), with the Company as the surviving company in the VINE Merger and, as a result of the VINE Merger, the Company will become a wholly owned subsidiary of Pubco with holders of the Company’s equity interests receiving Pubco common stock, and (ii) Adifex Merger Sub will merge with and into Adifex (the “Adifex Merger”), with Adifex as the surviving company in the Adifex Merger and, as a result of the Adifex Merger, Adifex will become a wholly owned subsidiary of Pubco and the Adifex equity interests will be automatically converted into a pro rata portion of the merger consideration in Pubco common stock. Pubco’s common stock is expected to be listed on the NYSE American.

The Business Combination Agreement contains customary representations, warranties and covenants, including covenants obligating the Company, during the period prior to closing, to conduct its business and operations in the ordinary course of business and not to engage in certain specified activities without Adifex’s prior consent.

Consummation of the Business Combination is subject to the satisfaction or waiver of certain closing conditions, including approval by the Company’s stockholders of the Business Combination Agreement, including the Business Combination, completion of the acquisition of Amaze Software, Inc. by Adifex, and the Company having raised up to $10,000,000 through the sale of its equity or debt securities to cover transaction expenses and for working capital purposes.

The Business Combination Agreement may be terminated in certain limited circumstances including (i) by mutual written consent of the Company and Adifex; (ii) by either the Company or Adifex if the VINE Merger and the Adifex Merger have not have been consummated by April 30, 2025 (subject to extension) (iii) by either the Company or Adifex if a court of competent jurisdiction or governmental authority has issued a final and nonappealable order, or taken any other action, having the effect of permanently restraining, enjoining, or otherwise prohibiting any of the transactions contemplated by the Business Combination Agreement; (iv) by either the Company or Adifex upon a breach of any representation, warranty, covenant, or agreement in the Business Combination Agreement by the other party; or (v) by the Company, upon the Company’s board of directors authorizing the Company to enter into a permitted alternative agreement in the manner set forth in the Business Combination Agreement.

Key Financial Metrics

We use net revenue, gross profit (loss) and net income (loss) to evaluate the performance of Fresh Vine. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$63,209	$847,959	$238,261	$1,586,714
Gross profit (loss)	$152,646	$(41,885)	$(2,278)	$(2,044,777)
Net loss	$(315,290)	$(2,129,660)	$(2,407,174)	$(8,562,781)

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Wholesale	12.3%	87.8%	16.8%	75.1%
Direct to consumer	87.7%	12.2%	83.2%	24.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$63,209	$847,959	$238,261	$1,586,714
Cost of revenues	65,046	889,844	240,539	3,631,491
Gain from recovery of inventory reserve	(154,483)	—	—	—
Gross profit (loss)	152,646	(41,885)	(2,278)	(2,044,777)
Selling, general and administrative expenses	459,988	1,141,390	2,393,735	4,784,535
Equity-based compensation	1,626	946,415	4,878	1,734,765
Loss from operations	(308,968)	(2,129,690)	(2,4000,891)	(8,564,077)
Other income	—	30	39	1,296
Interest expense	6,322	—	6,322	—
Net loss	$(315,290)	$(2,129,660)	$(2,407,174)	$(8,562,781)

Comparison of the Three and Nine months ended September 30, 2024 and 2023

Net Revenue, Cost of Revenues and Gross Profit (Loss)

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Net revenue	$63,209	$847,959	(784,750)	-93%	$238,261	$1,586,714	(1,348,453)	-85%
Cost of revenues	65,046	889,844	(824,798)	-93%	240,539	3,631,491	(3,390,952)	-93%
Gain from recovery of inventory reserve	(154,483)	—	154,483	N/A	—	—	—	N/A
Gross loss	$152,646)	$(41,885)	194,531	464%	$(2,278)	$(2,044,777)	2,042,499	100%

For the three and nine months ended September 30, 2024, net revenue was lower compared to the same periods in 2023 due to business slowing down as the Company worked towards an anticipated merger. Cost of revenues were lower due to net revenue decreasing as well as lower inventory write downs from year to year. Cost of revenues included approximately $1.7 million in inventory write downs for the nine months ended September 30, 2023 compared to approximately $0 for the nine months ended September 30, 2024. In the third quarter of 2024, the Company determined the reserve booked during the six months ended June 30, 2024 was no longer needed as it applied to the Merger agreement that was cancelled. The Company then recognized the gain of approximately $154,000 in change of inventory reserve. Gross loss decreased significantly for both periods in 2024 compared to 2023, which is driven by the overall decrease in net revenue and cost of revenues as the Company focuses on selling the current inventory, and the reversal of the inventory reserve during the three months ended September 30, 2024.

Selling, general and administrative expenses

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Selling expenses	$45,315	$218,634	(173,319)	-79%	$172,604	$810,755	(638,151)	-79%
Marketing expenses	7,692	268,767	(261,075)	-97%	334,396	1,429,069	(1,094,673)	-77%
General and administrative expenses	406,981	653,989	(247,008)	-38%	1,886,735	2,544,711	(657,976)	-26%
Total selling, general and administrative expenses	$459,988	$1,141,390	(681,402)	-60%	$2,393,735	$4,784,535	(2,390,800)	-50%

For the three and nine months ended September 30, 2024, selling, general and administrative expenses decreased 60% and 50%, respectively, compared to the three and nine months ended September 30, 2023. The decrease related to selling expenses was largely driven by terminations of consultants and contractors in 2024 compared to the same periods of 2023, as well as less travel since overall sales have decreased. General and administrative expenses decreased as the workforce decreased as well as general insurance and legal expenses. The decrease in marketing expenses primarily resulted from decreased advertising, social media marketing, tastings, and other promotion materials and events as selling and marketing expenses are directly related to sales trends.

Cash Flows

	Nine months ended
	September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$(1,346,789)	$(4,585,403)
Investing activities	—	—
Financing activities	1,132,517	3,365,014
Net (decrease) increase in cash and restricted cash	$(214,272)	$(1,220,389)
26

Net cash used in operating activities was approximately ($1.3 million) and ($4.6 million) for the nine months ended September 30, 2024 and 2023, respectively. Cash used in operating activities decreased in the nine months ended September 30, 2024 primarily because of the decrease in our net loss of approximately $6.2 million and one-time expenses related to the settlement payable and accrued compensation of approximately $1.7 million paid to the former Chief Executive Officer in 2023.

Net cash provided by financing activities was approximately $1.1 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively. The difference is mostly attributed to the Rights Offering of $2.6 million in 2023.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $2.4 million and $8.6 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $29.0 million and a total stockholders’ deficit of approximately $2.4 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of September 30, 2024, we had approximately $122,000 in cash and restricted cash, $45,000 in accounts receivable, $233,000 in inventory and $82,000 in prepaid expenses. On September 30, 2024, current assets amounted to approximately $482,000 and current liabilities were approximately $3.4 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $2.9 million.

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

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors pursuant to which the Company issued and sold in a private placement 10,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”) at a per share purchase price equal to $100.00, for total gross proceeds of $1.0 million. As of September 30, 2024, we had approximately $148,000 of accumulated undeclared dividends on the Series A Stock.

On March 14, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Certificate”). The Series B Certificate designates 50,000 shares of the Company’s undesignated preferred stock as Series B Convertible Preferred Stock (“Series B Stock”) and establishes the rights and preferences of the Series B Stock. As of September 30, 2024, the Company issued and sold in a private placement to accredited investors a total of 9,135 shares of Series B Stock at $100 per share, for total gross proceeds of $913,500. Subsequent to September 30, 2024, the Company has issued and sold an additional 40,864 shares of Series B Stock, for total gross proceeds of approximately $4.1 million.

In addition, between September and October 2024, the Company issued and sold in a private placement $600,000 in aggregate principal amount of secured convertible promissory notes and warrants to purchase up to 740,000 shares of the Company’s common stock. The convertible notes were issued with original issuance discount of 20%, resulting in gross proceeds of $500,000 to the Company. The convertible notes are convertible into common stock at a conversion price equal to $0.40. The warrants are immediately exercisable at an initial exercise price equal to $0.40 per share, and will expire on the 5th anniversary of the issuance date.

As disclosed under Part II, Item 1 (Legal Proceedings) of this report, the Company was a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. . Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict and the existence of continued litigation may impact the ability of management to focus on other business matters. Furthermore, the Company may be required to post an appeal bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeal bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

At the current reduced pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations through the first quarter of 2025. The Company requires additional debt or equity financing to satisfy its existing obligations, sustain existing operations, pay expenses associated with continuing to pursue its plan to re-comply with the listing standards of the NYSE American stock exchange. See “Current Strategy” below. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, including pursuing its plan to re-comply with the listing standards of the NYSE American stock exchange, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

The Business Combination Agreement

In August 2023, Fresh Vine announced that it had initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards.

On January 25, 2024, Fresh Vine entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Notes, Live, Inc., a Colorado corporation (“Notes Live”), pursuant to which a newly-formed wholly-owned subsidiary would merge with and into Notes Live, with Notes Live continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). On July 31, 2024, the Company and Notes Live mutually agreed to terminate the Merger Agreement.

On November 3, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Pubco”), (ii) VINE Merger Sub Inc., a Delaware corporation and wholly subsidiary of Pubco (“VINE Merger Sub”), (iii) Adifex Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Adifex Merger Sub”), and (iv) Adifex Holdings LLC, a Delaware limited liability company (“Adifex”). The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination.” Subject to the terms and conditions of the Business Combination Agreement, the Company and Adifex would each be a wholly owned subsidiary of Pubco, Pubco’s common stock is expected to be listed on the NYSE American and equity holders of the Company and Adifex would receive Pubco common stock. See Note 14 to our financial statements for further information about the Business Combination Agreement.

Although Fresh Vine has entered into the Business Combination Agreement, completion of the Business Combination is subject to the satisfaction or waiver of certain closing conditions, including without limitation that the Company raises up to $10,000,000 through the sale of its equity or debt securities to cover transaction expenses and for working capital purposes. We cannot assure you that such financing will be available on acceptable terms, if at all. If, for any reason, the Business Combination does not close, there is no assurance the Company will be able to enter into or complete another strategic transaction like the Business Combination Agreement, and our ability to regain compliance with NYSE American listing standards will be adversely affected.

If the Business Combination is not completed, the Company’s board of directors may decide that it is in the best interests of the Fresh Vine stockholders to suspend or cease its operations, seek to dissolve the Company and liquidate its assets, or initiate bankruptcy proceedings. In that event, the amount of cash available for distribution to the Fresh Vine stockholders would depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as the Company funds its operations and incurs fees and expenses related to the Business Combination. In addition, if the Company’s board of directors were to approve and recommend, and the Company’s stockholders were to approve, a dissolution of the Company, it would be required under Nevada corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to the Company’s stockholders. As a result of this requirement, a portion or all of the Company’s assets may need to be reserved pending the resolution of such obligations. In addition, the Company may be subject to litigation or other claims related to a liquidation and dissolution of the Company. If a liquidation and dissolution were pursued, the Company’s board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, the Company’s stockholders could lose all or a significant portion of their investment in the event of a liquidation and dissolution of the Company.

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Financing Transactions,” and as described in this report under the caption “Liquidity and Capital Resources” and Note 14 to our financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Timothy Michaels Lawsuit

The Company was a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. The lawsuit related to a complaint filed by Mr. Michaels resulting from the Company including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to a settlement agreement that the Company entered into with Mr. Michaels following termination of his employment and for not removing or directing the Company’s transfer agent to remove such legend. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict, and the existence of litigation may impact the ability of management to focus on other business matters. Furthermore, the Company may be required to post an appeal bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeal bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K.

Risks Relating to Business Combination

The following factors relate to the Company’s pending business combination pursuant to the Business Combination Agreement dated as of November 3, 2024 that we entered into with ( i) Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Pubco”), (ii) VINE Merger Sub Inc., a Delaware corporation and wholly subsidiary of Pubco (“VINE Merger Sub”), (iii) Adifex Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Adifex Merger Sub”), and (iv) Adifex Holdings LLC, a Delaware limited liability company (“Adifex”). The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination.”

The announcement and pendency of the Business Combination Agreement may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.

We are subject to risks in connection with the announcement and pendency of the Business Combination regardless of whether the Business Combination is completed, including, but not limited to, the following:

•	market reaction to the announcement of the Business Combination, which could adversely impact investor confidence in us;
•	changes in our business, operations, financial position, and prospects;
•	market assessments of the likelihood that the Business Combination will be consummated;
•	any delay in the expected timeframe of the Business Combination;
•	the number of shares of Pubco common stock issuable to our stockholders will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Business Combination, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
31

•	potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Business Combination;
•	we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Business Combination, and many of these fees and costs are payable by us regardless of whether the Business Combination is consummated;
•	potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Business Combination, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Business Combination;
•	the pendency and outcome of the legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Business Combination Agreement;
•	the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;
•	in certain instances, the Business Combination Agreement requires us to reimburse Adifex for all reasonable out-of-pocket fees and expenses incurred by Adifex in connection with the Business Combination Agreement, up to a maximum of $200,000, which could require us to use available cash that would have otherwise been available for general corporate purposes; and
•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Business Combination.

The adverse effects of the pendency of the Business Combination could be exacerbated by any delays in completion of the Business Combination or termination of the Business Combination Agreement.

While the Business Combination is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.

The Business Combination Agreement includes restrictions on the conduct of our business prior to the completion of the Business Combination, generally requiring us to conduct our business and operations in the ordinary course of business and in material compliance with all applicable laws and the requirements of material contracts, and to not engage in certain specified activities without Adifex’s prior consent. We may find that these and other obligations in the Business Combination Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Business Combination is completed.

The failure to complete the Business Combination within the expected timeframe or at all may adversely affect our business and our stock price.

The consummation of the Business Combination is subject to a number of closing conditions, including, among other things:

• approval by our stockholders of the Business Combination Agreement, including the Business Combination;

• the SEC having declared the registration statement on Form S-4 to be effective;

•	the absence of any injunction or other order of any court of competent jurisdiction that prohibits consummation of the Business Combination;

• completion of the acquisition of Amaze Software, Inc. by Adifex; and

•	the Company having raised up to $10,000,000 through the sale of its equity or debt securities to cover transaction expenses and for working capital purposes.

There can be no assurance that the conditions to the completion of the Business Combination will be satisfied, or that the Business Combination will be completed on the proposed terms, within the expected timeframe or at all.  If the Business Combination is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Business Combination will be completed. Furthermore, if the Business Combination is not completed, regardless of the reason, we may suffer other consequences that could adversely affect our business and results of our operations, and our ability to regain and maintain compliance with NYSE American listing standards.

The Business Combination Agreement limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Business Combination Agreement contains provisions that, subject to certain exceptions, limit our ability to (i) initiate, solicit, or knowingly facilitate the communication, making, submission or announcement of any Acquisition Proposal or Acquisition Inquiry (such terms as defined in the Business Combination Agreement) or take any action that would reasonably be expected to lead to an Acquisition Proposal or Acquisition Inquiry, (ii) furnish any non-public information regarding such party to any person in connection with or in response to an Acquisition Proposal or Acquisition Inquiry, (iii) engage in discussions or negotiations with any person with respect to any Acquisition Proposal or Acquisition Inquiry, (iv) approve, endorse or recommend any Acquisition Proposal or (v) execute or enter into any letter of intent or any contract contemplating or otherwise relating to any Acquisition Transaction (as defined in the Business Combination Agreement). It is possible that these or other provisions in the Business Combination Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

We and our directors may be subject to litigation challenging the Business Combination, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Business Combination and/or result in substantial costs.

Lawsuits and demand letters arising out of the Business Combination may be filed or received in the future. The outcome of any such demands and complaints and any litigation ensuing from such demands and complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert our attention and resources from the Business Combination and ongoing business activities, which could adversely affect our operations. In addition, if dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Business Combination.

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

FRESH VINE WINE, INC.

Date: November 14, 2024	By:	/s/ Michael Pruitt
Michael Pruitt
Interim Chief Executive Officer

Date: November 14, 2024	By:	/s/ Keith Johnson
Keith Johnson
Interim Chief Financial Officer

