Form 10-K
period 2024-12-31
AMAZE HOLDINGS, INC.
filed 2025-03-31
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

COMMISSION FILE NUMBER: 001-41147

AMAZE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

P.O. Box 78984

Charlotte, NC 28271

(Address and Zip Code of principal executive offices)

(Registrant’s telephone number, including area code): (855) 766-9463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	AMZE	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

The aggregate market value of the registrant’s common stock held by non-affiliates was $5,610,312 as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 9,182,180 shares of common stock held by non-affiliates and a closing price of $0.611 as reported on the NYSE American on June 30, 2024. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2025, Amaze Holdings, Inc. had 16,713,398 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

i

 EXPLANATORY NOTE

On March 7, 2025, Fresh Vine Wine, Inc. (“Fresh Vine” and after the acquisition described herein, “Amaze Holdings, Inc.”) completed the acquisition of Amaze Software, Inc. (the Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2024 (the “Merger Agreement”) by and among Fresh Vine, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation (“Amaze Software”), the stockholders of Amaze Software listed on Schedule I thereto (each, a “Holder” and together the “Holders”), and Aaron Day, solely in his capacity as the Holders’ Representative (the “Holders’ Representative”). Amaze Software is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services. Effective March 24, 2025 (the “Effective Date”), Fresh Vine was renamed “Amaze Holdings, Inc.” (“Amaze”).

Unless the context requires otherwise, references in this Annual Report to “Company,” “we,” “us” and “our” refer to Fresh Vine prior to the Effective Date and to Amaze Holdings, Inc. and its subsidiaries following the Effective Date, and references to “Amaze Software” refer Amaze Software, Inc.

The Company’s common stock is listed on the NYSE American under the symbol “AMZE” as of the Effective Date.

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K. Such forward-looking statements include, but are not limited to, statements concerning our strategies, future operations, future financial position and operating results, capital adequacy, growth opportunities, prospects, and plans and objectives of our management team. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and under the heading “Risk Factors.”

•	the potential effect of the announcement of the acquisition on Amaze Software’s or Fresh Vine’s business relationships, performance and business generally, including potential difficulties in employee retention;
•	the outcome of any legal proceedings related to the merger agreement or the acquisition;
•	the risk that the anticipated benefits of the acquisition or other commercial opportunities may otherwise not be fully realized or may take longer to realize than expected;
•	the risk that integration of Amaze Software and Fresh Vine post-closing may not occur as anticipated or the combined company may not be able to achieve the growth prospects and synergies expected from the transaction, as well as the risk of potential delays, challenges and expenses associated with integrating the combined company’s existing businesses;
•	the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;
•	the risk that we will experience difficulties in managing our growth;
•	We have a limited operating history and have generated limited revenue to date;
•	We have not generated profits from operations to date;
ii

•	We need to hire additional executive officers and other personnel;
•	The success of our existing business depends heavily on the strength of our wine brand;
•	Business growth will place increased demands on our management, operational and production capabilities;
•	Our advertising and promotional investments may affect our financial results but not be effective;
•	We have relied heavily on celebrities to endorse our wines and market our brand pursuant to license agreements which have been terminated;
•	We rely heavily on third-party suppliers and service providers;
•	We face significant competition with an increasing number of products and market participants;
•	Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space;
•	A reduction in consumer demand for wine could materially and adversely affect our business;
•	We are heavily reliant on distributors that resell alcoholic beverages in all states in which we do business.
•	Our marketing strategy involves continued expansion into the direct-to-consumer channel, which may present risks and challenges for which we are not adequately prepared.
•	Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines.
•	If we are unable to obtain adequate supplies of premium juice from third-party juice suppliers, the quantity or quality of our wine production could be adversely affected;
•	We may be unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, or the cost of the commodities or products may increase;
•	We have been engaged in litigation with our former Chief Operating Officer;
•	The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations;
•	If we are unable to secure and protect our intellectual property, the value of our wine brands and intellectual property could decline;
•	We may not be fully insured against catastrophic perils, which may cause us to experience a material financial loss;
•	A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations and financial condition;
•	Our failure to adequately maintain and protect the personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business;
•	As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities;
•	New and changing environmental requirements, and new market pressures related to climate change, could materially and adversely affect our business, results of operations and financial results;
iii

•	Changes in foreign and domestic laws and government regulations to which we are currently subject may increase our costs or limit our ability to sell our wines into certain markets;
•	Our failure to maintain compliance with NYSE American listing requirements could result in the delisting of our common stock, and our common stock could become subject to the penny stock rules;
•	We incur significant legal, accounting, and other expenses associated with being a public company.
•	We cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our shares less attractive to investors;.
•	We may fail to develop and/or maintain adequate internal control over financial reporting.
•	Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management.
•	Your percentage ownership in us may be diluted by future issuances of capital stock.
•	An active, liquid trading market for our common stock may not develop;
•	Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is performing well;
•	As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which will result in additional costs to us and may strain our resources and divert our management’s attention;
•	We have no current plans to pay cash dividends on our common stock; and
•	The risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all; and We may require additional debt and equity capital to pursue our business objectives.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by a global crises and/or any response to such a crisis and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

iv

PART I

ITEM 1. BUSINESS.

Overview

Amaze Holdings, Inc. (formerly Fresh Vine Wine, Inc.) is a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, the Company brings an innovative “better-for-you” solution to the wine market. Offering bold, crisp, and creamy wines that embody health, warmth, and a deeper connection to wellness and an active lifestyle, we offer a unique and innovative collection of today’s most popular varietals. We currently sell seven proprietary varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals have been produced and bottled in Napa, California.

Effective March 24, 2025, we changed our name to Amaze Holdings, Inc. Unless the context requires otherwise, references in this Annual Report to “Fresh Vine,” “Fresh Vine Wine,” “Amaze,” “Company,” “we,” “us” and “our” refer to Amaze Holdings, Inc. and its subsidiaries, and references to “Amaze Software” refer to our wholly owned subsidiary Amaze Software, Inc.

Recent Developments

Agreement and Plan of Merger

On March 7, 2025, Fresh Vine completed the acquisition of Amaze Software, Inc., pursuant to an Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 (the “Merger Agreement”) by and among Fresh Vine, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of Fresh Vine (“Merger Sub”), Amaze Software, Inc., a Delaware corporation (“Amaze Software”), the stockholders of Amaze Software listed on Schedule I thereto (each, a “Holder” and together the “Holders”), and Aaron Day, solely in his capacity as the Holders’ Representative (the “Holders’ Representative”). Amaze Software is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software (the “Merger”) with Amaze Software as the surviving company and a wholly owned subsidiary of Fresh Vine, and (ii) the aggregate merger consideration paid by Fresh Vine in connection with the acquisition included 750,000 shares of the Fresh Vine’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of Fresh Vine’s common stock, par value $0.001 per share (the “Common Stock”).

Our Existing Business

We are a premier producer of low carb, low calorie, premium wines in the United States. Founded in 2019, the Company brings an innovative “better-for-you” solution to the wine market. Offering bold, crisp, and creamy wines that embody health, warmth, and a deeper connection to wellness and an active lifestyle, we offer a unique and innovative collection of today’s most popular varietals. We currently sell seven proprietary varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals have been produced and bottled in Napa, California.

Our wines are focused on the affordable luxury segment. Importantly, our wines stand out in the luxury wine market because they address the preferences of our target demographic of consumers with moderate to affluent income and with a desire to pursue a healthy and active lifestyles for a low-calorie, low-carb, gluten-free product, while concurrently delivering the quality and taste profile of a premium wine brand. This allows us to position our wines in the “better for you” segment that seeks to appeal to consumers’ emphasis on a healthy lifestyle. While we believe our product offerings have mass appeal among all consumers of affordable luxury wines, we have positioned the Company brand as a complement to the healthy and active lifestyles of younger generation wine consumers.

Our core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $25 per bottle - price points that support a premium product strategy, appeal to mass markets, and allow us to offer significant value across all consumer distribution channels. Given the Company’s brand “better-for-you” appeal and overall product quality, we believe that it presents today’s consumers with a unique value proposition within this price category.

As a testament to the quality of our varietals, in September 2022 we announced that The Tasting Panel Magazine and The Somm Journal, two highly regarded wine publications, had awarded the Company’s California Cabernet Sauvignon, 2020 Vintage, a 92 Rating (out of 100). This is the second of our varietals to receive a 92 Rating during 2022, with our Limited Reserve Napa Cabernet Sauvignon receiving a Rating of 92 from James Suckling, regarded as one of the world’s most influential wine critics, in July. Also, in July 2022, our 2020 California Pinot Noir and California 2021 Rosé varietals were awarded Bronze Medals by TEXSOM. In 2022, the Company’s varietals were recognized by various industry authorities with a total of 16 separate awards.

Our wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. We are able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico. As of December 31, 2024, we hold relationships with wholesale distributors in 50 states. We are working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to continue and expand our presence across the contiguous United States.

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

•	Premium Wines. Premium wines are differentiated from other varietals based on consumers’ perception and expectation that they are of exceptional quality. We have developed a proprietary winemaking process that produces superior quality and taste in the affordable luxury wine category based on consumer preferences data, direct consumer feedback and careful market research. Importantly, our current wines stand out in the luxury wine market because they address consumers’ growing preference for a less-calorie, less-carb, less sugar and gluten-free option, while concurrently delivering the quality and taste profile of a premium wine brand.

•	Award-Winning Winemaker. We conducted an international search to find an accomplished winemaker who shared the Company’s vision and have entered into an agreement with Jamey Whetstone, an established, award winning winemaker from Napa Valley, to develop our wines. Consulting with the Company’s brand compliments Mr. Whetstone’s lifestyle as an active surfer, skier, and all-around outdoorsman. His passion for winemaking is mirrored by his passion for adventure, and he too wanted to create a better-for-you wine that customers can be proud to bring to the table for any occasion. We believe it is unique for a high-profile winemaker like Mr. Whetstone to attach his name and reputation to a brand in the better-for-you wine segment, and we believe that Mr. Whetstone’s association with our brand increases consumer awareness and speaks to the quality of our varietals.

•	Produced and Bottled in Napa Valley. Importantly, we are able to market our wines as being produced and bottled in Napa Valley, California. We believe that this designation impacts consumption decisions of many wine drinkers, as Napa Valley-produced wines are considered by many to be a sign of superior production quality. However, wine produced by the Company will only be labelled with a Napa Valley appellation of origin if it is produced from grapes grown in the Napa Valley American Viticultural Area (AVA). The labels for the Company’s existing wines identify California as the appellation of origin. Currently, this only applies to our Reserve wine.

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

Production and Bottling on an Alternating Proprietorship Basis

We contracted with Fior di Sole, an industry leading packaging innovation and wine production company based in Napa Valley, California, to serve as a “host winery” and to occupy a portion of its production and warehouse facility and utilize its production equipment on an alternating proprietorship basis. Under this arrangement, we used capacity at Fior di Sole’s production facility at times mutually convenient to us and Fior di Sole to produce and bottle our wines for an initial set-up fee and a recurring monthly fee. Fior di Sole was responsible for keeping its production equipment in good operating order. When the alternating Premises was operated by or used on behalf of our Company, it was operated pursuant to our federal basic permit and California winegrower’s license. Under our agreement with Fior di Sole, we were solely responsible for managing and conducting our own winemaking activities and we made all production decisions relating to our wines. However, we could have requested the use of Fior di Sole’s personnel to perform crush, fermentation, blending, cellar, warehousing, barrel topping and/or bottling services for additional fees. This arrangement had allowed us to commence our operations and build the Company brand without having to incur the considerable overhead costs involved with the purchase or full-time lease of a production facility. The term of the agreement commenced in July 2019, had an initial term of one year and automatically renews for additional one-year terms unless either party provides 90 days written notice to the other of its intent to terminate at the end of the then current term. Either party may terminate the agreement upon 30 days written notice if the other party is in violation of any law or regulation that renders it impossible to perform its obligations under the agreement for a period of greater than 30 days, makes an assignment for the benefit of creditors or files for bankruptcy protection, or is in material breach of its obligations under the agreement and such failure to perform is not cured within 30 days of written notice from the other party.

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

Licensing, Tax and Regulatory Compliance

We have contracted with a third-party to manage our regulatory licensing and compliance activities. We maintain licenses that enable us to distribute our wine to all 50 states. We currently utilize software tools available to the industry and work with our license compliance service provider to navigate and manage the complex state-by-state tax and other regulations that apply to our operations in the beverage alcohol industry. This has enabled us to reduce the administrative burden of tax compliance, reporting and product registration.

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

As we expand our marketing presence and drive visibility through traditional and modern marketing methods, we expect to build awareness and name recognition for the Company in consumers’ minds. Brand awareness will be built substantially through social media channels. Our brand, and to a large extent our direct-to-consumer sales outlet, has historically been dependent on the image and popularity of, and affinity towards, Nina Dobrev and Julianne Hough. Ms. Dobrev and Ms. Hough served as celebrity spokespersons and ambassadors of our company, and actively endorsed our wines on their sizable social media and other outlets pursuant to agreements that granted us licenses to use their pre-approved name, likeness, image, and other indicia of identity, as well as certain content published on their social media and other channels, on and in conjunction with the sale and related pre-approved advertising and promotion of our wine. Such license agreements terminated on September 7, 2023 and, as a result, we will be required to refocus our marketing and brand promotion efforts. See “Item 1A Risk Factors - We have relied heavily on celebrities to endorse our wines and market our brand pursuant to license agreements which have been terminated.”

Professional Sports Sponsorships

We have previously entered into sponsorship agreements with professional sports organizations and venues spanning all four major United States professional sports leagues, which support our commitment and outreach to consumers focused on active and healthy lifestyles.

These sponsorship arrangements generally provide us with advertising placements at the stadiums and arenas during sporting and concert events, as well as specified media and other advertising and promotional benefits, in exchange for our payment of annual sponsorship fees. As of December 31, 2024 all sponsorship agreements have been cancelled. We do not anticipate pursuing new professional sports sponsorships as part of our marketing and brand awareness initiatives going forward since our brand has reached national retail distribution.

Labelling and Innovative Packaging Initiatives

We believe wine labelling can have a big impact on consumers’ purchasing practices. We conduct market research to validate the consistency of our wine labels with our brand narrative. Packaging also continues to be a key driver of brand perception, and we are exploring “active lifestyle packaging” alternatives to traditional bottling that provides an opportunity for our customers to enjoy the Company in non-traditional settings now and for future years, including bottles with screw-off caps, aluminum cans, and smaller size bottles and cans that can be taken on-the-go and are ideal for in-store point of purchase sales.

Engagement with Industry Experienced Third Party Vendors

In October 2022, we executed a strategy that is aimed at amplifying cash preservation initiatives while continuing to focus on accelerating sales growth. The plan resulted in the termination of ten employees on the Company’s internal sales team and the engagement by the Company of a third party sales and distribution management company positioned to more efficiently and effectively facilitate current and future product sales. In addition, the Company engaged a reputable third party vendor to manage marketing initiatives and drive growth primarily within the Company’s Direct-to-Consumer sales channel. This agreement terminated in July 2023.

Amaze Holding’s Strategy for Growth

We have been executing the following strategies to gain brand and product visibility and increase sales and market share:

•	Continuing to establish brand visibility, awareness and credibility through mass and micro marketing tactics and association with other strong brands. These range from organic to paid media.

•	Continuing to build grass roots demand through high visibility sales and marketing activities that promote high margin DTC and home delivery sales channels, including continued investment in DTC technologies and capabilities that are critical to maintaining an intimate relationship with consumers.

•	Expanding our U.S.-based wholesale and retail distribution network by leveraging our product and brand differentiation, the emerging better-for-you category and to provide distribution partners with a differentiated value proposition.

•	Pursuing distribution of our wines internationally.

•	Embracing disruptive technologies and customer trends, and exploring and expanding partnerships with other organizations investing in customer-centric technologies, such as home delivery, third party wine clubs and evolving alternative DTC purchasing methods, such as ecommerce marketplaces, product aggregators and virtual distributors.

•	Expanding and strengthening key supply chain relationships, including with current and future juice suppliers, bottlers, materials suppliers, and dry goods suppliers, to establish a diversified portfolio of partners across all areas of our supply chain and to maintain effective capital management.

•	Continuing to add to the Amaze product portfolio by developing new varietals that fit within the better-for-you category and are consistent with our existing brand.

•	Continuing to invest in packaging innovation, including “active lifestyle packaging” alternatives to traditional bottling that provides an opportunity for our customers to enjoy Amaze wines in non-traditional settings.

•	Capitalizing on upward price mobility - While many other wine companies are experiencing downward price pressure to enter the coveted under $30 category, our wines currently sell for suggested retail prices ranging from $15 to $25 per bottle.

•	Developing additional wine brands by replicating the strategies used to build the Amaze brand via business service line agreements.

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

Employees

As of December 31, 2024, we had approximately four full-time employees. All of our employees are employed in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

 We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Except as disclosed in “Item 3 - Legal Proceedings,” we are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Corporate History

We were initially organized on May 8, 2019 as a Texas limited liability company under the name “Fresh Grapes, LLC.” In connection with our initial public offering, on December 8, 2021, we converted from a Texas limited liability company into a Nevada corporation and changed our name from Fresh Grapes, LLC to Fresh Vine Wine, Inc., which we refer to herein as the “LLC Conversion.” In conjunction with the LLC Conversion, all of our outstanding units were converted into shares of our common stock based on the relative ownership interests of our pre-IPO equity holders. In March 2025, Fresh Vine was renamed “Amaze Holdings, Inc.” (“Amaze”). While operating as a limited liability company, our outstanding equity was referred to as “units.” In this report, for ease of comparison, we may refer to such units as our common stock for periods prior to the LLC Conversion, unless otherwise indicated in this report. Similarly, unless otherwise indicated, we may refer to members’ equity in this report as stockholders’ equity. Further, while operating as a limited liability company, our governing body was referred to as our Board of Managers, with the members thereof being referred to as “Managers.” We may refer to such governing body throughout this report as our board of directors and such individuals as our directors.

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

Risks related to the recent acquisition of Amaze Software, Inc.

Combining the two companies may be more difficult, costly or time-consuming than expected, and the anticipated benefits of the acquisition of Amaze Software may not be realized.

The success of the acquisition of Amaze Software, including anticipated benefits, will depend, in part, on Amaze Software’s and Fresh Vine’s ability to successfully combine and integrate the businesses of Amaze Software and Fresh Vine in a manner that permits growth opportunities and does not materially disrupt existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the disruption of either company’s or both companies’ ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, and employees or to achieve the anticipated benefits of the acquisition. If Amaze Software and Fresh Vine experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. As with any acquisition, there also may be business disruptions that cause Amaze Software and/or Fresh Vine to lose customers. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Amaze Software and Fresh Vine for an undetermined period. In addition, any cost savings of the acquisition could be less than anticipated.

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

We have generated very limited revenues to date, including revenues of approximately $299,000 and $1.8 million during fiscal 2024 and fiscal 2023, respectively. We have incurred net losses of $2.5 million and $10.6 million during fiscal 2024 and 2023, respectively. We had an accumulated deficit of $29.2 million and $26.5 million at December 31, 2024 and 2023, respectively. We may never generate material revenues or achieve profitability.

We have not generated profits from operations to date. The success and longevity of our company will depend on our ability to generate profits from future operations or obtain sufficient capital through financing transactions to meet our business obligations.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2024 included an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern for twelve months from the financial statement issuance date. We incurred net losses of $2.5 million and $10.6 million during fiscal 2024 and 2023, respectively. Our cash balance at December 31, 2024 was approximately $156,000. Our ability to continue as a going concern will be determined by our ability to generate sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing.

We need to hire additional executive officers and other personnel.

Our executive management is currently comprised of a Chief Executive Officer and a Chief Financial Officer, both of whom are serving in interim positions. The future success of our Company will be dependent in part upon us locating and retaining qualified individuals who will serve as executive officers on a permanent basis and lead our Company and our business operations, and on us locating additional members to serve on our board of directors to help oversee and guide our company. We cannot predict with certainty when we will be able locate such individuals.

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

With the advent of social media, word within the premium wine market spreads quickly, which can accentuate both the positive and the negative reviews of our wines and of wine vintages generally. Public perception of our brands could be negatively affected by adverse publicity or negative commentary on social media outlets, particularly negative commentary on social media outlets that goes “viral,” or our responses relating to, among other things:

•	an actual or perceived failure to maintain high-quality, safety, ethical, social and environmental standards for all of our operations and activities;

•	an actual or perceived failure to address concerns relating to the quality, safety or integrity of our wines and the hospitality we offer to our guests at our potential future tasting rooms;

•	our environmental impact, including our use of agricultural materials, packaging, water and energy use, and waste management; or

•	an actual or perceived failure by us to promote the responsible consumption of alcohol.

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

A limited or general decline in consumer demand could occur in the future due to a variety of factors, including:

•	a general decline in economic or geopolitical conditions;

•	a general decline in the consumption of alcoholic beverage products in on-premise establishments, such as those that may result from smoking bans and stricter laws relating to driving while under the influence of alcohol and changes in public health policies, including those implemented to address the COVID-19 pandemic;

•	a generational or demographic shift in consumer preferences away from wines to other alcoholic beverages;

•	increased activity of anti-alcohol groups;

•	concern about the health consequences of consuming alcoholic beverage products; and

•	increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and increased restrictions on beverage alcohol advertising and marketing.

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

As disclosed under Item 3 - Legal Proceedings, the Company has been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. The lawsuit relates to a complaint filed by Mr. Michaels resulting from the Company including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to a settlement agreement that the Company entered into with Mr. Michaels following termination of his employment and for not removing or directing the Company’s transfer agent to remove such legend. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgement and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, awarding $21,644 in additional damages. On March 12, 2025 the Company petitioned the supreme court for review and is awaiting the supreme court’s decision on its petition. As of December 31, 2024, Mr. Michaels collected $122,886 through garnishments, which has left an accrual balance of approximately $485,000.

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

Our common stock is listed on the NYSE American exchange. The rules of NYSE American provide that the NYSE American may, in its discretion, suspend dealings in, or may remove any security from, listing. As a matter of policy, NYSE American will consider the delisting of a security when the financial condition and/or operating results of a company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the NYSE American inadvisable, the company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, the company has failed to comply with its listing agreements with the NYSE American, or any other event shall occur or any condition shall exist which makes further dealings on the NYSE American unwarranted. For example, the NYSE American considers suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, or (iii) $6 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The NYSE American will also consider suspending trading in, or removing the listing of, securities of an issuer that has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable as to whether such issuer will be able to continue operations and/or meet its obligations as they mature.

On September 8, 2023, we received a written notice (the “Notice”) from NYSE American stating that we were not in compliance with the $4 million stockholders’ equity requirement of Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). We reported stockholders’ equity of $2.4 million for the period ended June 30, 2023 and have had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021 and 2022. As required by the NYSE American, we submitted a plan to the NYSE American on October 9, 2023 addressing actions we have taken or and how we intend to regain compliance with the continued listing standards by March 8, 2025.

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

NYSE American has granted the Company a plan period through March 8, 2025 to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide. On March 10, 2025 the Company received notification that it has resolved the stockholders’ equity deficiency with respect to Section 1003(a)(i) and (ii) of the NYSE American Company Guide, and that the Company is now in compliance with the NYSE American continued listing standards relating to stockholders’ equity.

On January 6, 2025, NYSE American also notified the Company that it is not in compliance with Section 704 of the NYSE American Company Guide, because the Company failed to hold an annual meeting for the fiscal year ended December 31, 2023 by December 31, 2024. The Company intends to hold a meeting of stockholders in the next several months after the date of this report.

While we expect to regain compliance with the continued listing requirements of NYSE American. it cannot be assured that we will be able to do so or that we will continue to be in compliance in the future. If the Company is not in compliance with all continued listing standards , the Company will be subject to delisting proceedings. If NYSE American delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Additionally, if we are unable to list on NYSE American, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our securities are delisted from trading on NYSE American, and we are not able to list its securities on another exchange or to have them quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

•	limited availability of market quotations for the common stock;

•	reduced liquidity for our securities;

•	our common shares being categorized as a “penny stock,” which requires brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock; and

•	decreased ability to issue additional securities or obtain additional financing in the future.

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

If our common stock becomes subject to the penny stock rules , it would become more difficult to trade our shares.

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

In this report, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2024 due to the existence of a material weakness related to internal controls over financial reporting. See Item 9A - Controls and Procedures. Although we intend to engage in activities aimed at remediating these material weaknesses, our remediation activities may not be successful, and our management may continue to conclude that our disclosure controls and procedures and our internal control over financial reporting are not effective in future periods.

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

Our articles of incorporation and bylaws and the Nevada Revised Statutes contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

•	advance notice requirements for stockholder proposals and director nominations;

•	the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; and

•	limitations on the ability of stockholders to call special meetings and to take action by written consent.

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

Although our common stock is listed on the NYSE American under the symbol “AMZE,” an active trading market for our shares may not develop or be sustained going forward. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline, and you may not be able to sell your shares of our common stock at or above the price you paid for them, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE American and other applicable securities laws and regulations. Compliance with these laws and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. However, the incremental costs that we incur as a result of becoming a public company could exceed our estimate. These factors may therefore strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. The full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In fiscal year 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

Effective November 1, 2022, we maintain a virtual administrative office environment. The address, for mailing purposes, of our principle executive offices is P.O. Box 78984, Charlotte, NC 28271.

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

During the years ended December 31, 2024 and 2023, we did not incur facilities rental expense.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Except as set forth below, we are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Timothy Michaels Lawsuit

The Company was a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. The lawsuit related to a complaint filed by Mr. Michaels resulting from the Company including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to a settlement agreement that the Company entered into with Mr. Michaels following termination of his employment and for not removing or directing the Company’s transfer agent to remove such legend. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending. The court of appeals affirmed the judgment in February 2025. On March 12, 2025 the Company petitioned the supreme court for review and is awaiting the supreme court’s decision on its petition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the NYSE American under the symbol “VINE” on December 14, 2021. Effective March 24, 2025, our common stock began trading on NYSE American under the ticker symbol “AMZE”.

Stockholders

As of March 31, 2025, there were 43 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024 that were not disclosed by the Company on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements” included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. Under this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” “we,” “us,” “our” “Fresh Vine Wine,” “Fresh Vine,” “Amaze” and the “Company” refer to Amaze Holdings, Inc.

Overview

Amaze Holdings Inc. (formerly Fresh Vine Wine, Inc.) is a producer of low carb, low calorie, premium wines in the United States. Founded in 2019, the Company brings an innovative “better-for-you” solution to the wine market. We currently sell seven varietals: Cabernet Sauvignon, Pinot Noir, Chardonnay, Sauvignon Blanc, Rosé, Sparkling Rosé, and a limited Reserve Napa Cabernet Sauvignon. All varietals are produced and bottled in Napa, California.

Amaze’s wines are distributed across the United States and Puerto Rico through wholesale, retail, and direct-to-consumer (DTC) channels. The Company is able to conduct wholesale distribution of our wines in all 50 states and Puerto Rico. As of December 31, 2024, the Company holds relationships with wholesale distributors in 50 states. The Company is working with leading distributors, including Southern Glazer’s Wine & Spirits (SGWS), Johnson Brothers, and Republic National Distributing Company (RNDC), to expand our presence across the contiguous United States.

Amaze’s core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $25 per bottle. Given the Company brand’s “better-for-you” appeal, and overall product quality, Amaze believes that it presents today’s consumers with a unique value proposition within this price category. Additionally, the Company is one of very few products available at this price point that includes a named winemaker, Jamey Whetstone.

Amaze’s marketing activities focus primarily on consumers in the 21-to-34-year-old demographic with moderate to affluent income and on those with a desire to pursue a healthy and active lifestyle.

Amaze’s asset-light operating model allows it to utilize third-party assets, including land and production facilities. This approach helps us mitigate many of the risks associated with agribusiness, such as isolated droughts or fires. Because the Company sources product inputs from multiple geographically dispersed vendors, it reduces reliance on any one vendor and benefit from broad availability/optionality of product inputs. This is particularly important as a California-based wine producer where droughts or fires can have an extremely detrimental impact to a company’s supply chain if not diversified.

Key Financial Metrics

We use net revenue, gross profit (loss) and net income (loss) to evaluate the performance of Amaze. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Year ended December 31,
	2024	2023
Net revenue	$299,065	$1,826,190
Gross profit (loss)	$(5,819)	$(2,585,929)
Net loss	$(2,518,986)	$(10,615,035)

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

 The following factors and trends in our business have driven our net revenue results and are expected to be key drivers of our net revenue for the foreseeable future:

 Brand recognition: As we drive visibility through traditional and modern marketing methods, we expect to build awareness and name recognition for Amaze in consumers’ minds. Brand awareness will be built substantially through social media channels.

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

•	Wholesale channel: Consistent with sales practices in the wine industry, sales to retailers and distributors occur below SRP (Suggested Retail Price). We work closely with distributors to increase wine volumes and the number of products sold by their retail accounts in their respective territories.

•	DTC channel: Wines sold through our DTC channels are generally sold at SRP, although we do periodically offer various promotions. Our DTC channel continues to grow as a result of a number of factors, including expanded e-commerce sites and social media capabilities.

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

 We intend to maintain and expand relationships with existing distributors and form relationships with new distributors as we work to grow the Company. With multiple varietals within the Amaze portfolio, we consider ourselves to be a ‘one-stop shop’ for better-for-you wines. We continue to innovate with new products at competitive price points and strive to enhance the experience as we increase revenue with new and existing consumers.

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

	Year ended December 31,
	2024	2023
Wholesale	15%	73%
Director to consumer	85%	27%
	100%	100%

Cost of Revenues

Cost of revenues is comprised of all direct product costs such as juice, bottles, caps, corks, labels, and capsules. Additionally, we also categorize boxes and quality assurance testing within our cost of revenues. Amaze expects that cost of revenues will increase as net revenue increases. As the volume of the product inputs increases, the Company intends to work to renegotiate vendor contracts with key suppliers to reduce overall product input costs as a percentage of net revenue. Based on a proposed sale of inventory at a price below the Company’s cost, the Company completed an evaluation of the net realizable value of our inventory during the year ended December 31, 2023. As a result of this evaluation, the Company recorded a $1.8 million inventory write down to reflect it at its net realizable value by December 31, 2023. This is recorded in cost of revenue in the financial statements. The inventory reserve balance at December 31, 2023 was approximately $112,000. The Company estimated no inventory to be sold a price below the Company’s cost and therefore has no reserve as of December 31, 2024.

Additionally, the Company includes shipping fees in all DTC revenues. These fees are paid by end consumers at time of order and subsequently itemized within the cost of each individual sale.

As a commodity product, the cost of wine fluctuates due to annual harvest yields and the availability of juice. This macroeconomic consideration is not unique to Amaze, although we are conscious of its potential impact to our product cost structure.

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

Results of Operations

	Year ended
	December 31,
	2024	2023
Net revenue	$299,065	$1,826,190
Cost of revenues	304,884	4,412,119
Gross profit (loss)	(5,819)	(2,585,929)
Selling, general and administrative expenses	3,112,840	6,322,184
Equity-based compensation	6,249	1,708,218
Loss from operations	(3,124,908)	(10,616,331)
Interest income	36,977	1,296
Interest expense	(155,409)	—
Unrealized loss on equity investment	(33,500)	—
Gain on extinguishment of liabilities	757,854	—
Net loss	$(2,518,986)	$(10,615,035)

Comparison of the Fiscal Years ended December 31, 2024 and 2023

Net Revenue, Cost of Revenues and Gross Profit

	Year ended December 31,		Change
	2024	2023	$	%
Net revenue	$299,665	$1,826,190	(1,527,125)	-84%
Cost of revenues	304,884	4,412,119	(4,107,235)	-93%
Gross loss	$(5,819)	$(2,585,929)	2,580,110	100%

We had net revenue in fiscal 2024 of approximately $300,000. Net revenue in fiscal 2023 was approximately $1.8 million. The decrease in net revenue was mostly attributable to decreasing sales and marketing spending as the Company planned for a potential merger in the first part of 2024 and the potential business combination in the second part of 2024. We generated net revenue of approximately $46,000 during fiscal 2024 from our wholesale distribution channel and approximately $254,000 of net revenue from our direct-to-consumer sales channel. This revenue distribution represents 15% and 85%, respectively, of our net revenue during the period.

Selling, general and administrative expenses

	Year ended December 31,		Change
	2024	2023	$
Selling expenses	$283,752	$965,091	$(681,339)
Marketing expenses	343,148	1,576,324	(1,233,176)
General and administrative expenses	2,485,940	3,780,769	(1,294,829)
Total selling, general and administrative expenses	$3,112,840	$6,322,184	$(3,209,344)

For the year ended December 31, 2024, selling, general and administrative expenses decreased 51%, compared to the period ended December 31, 2023. Selling, general and administrative expense decreases were largely driven by decreases in expenses due to lower staffing headcount and related salaries and less consulting, legal and financial expenses as operational activity decreased from 2023 to 2024. The year-over-year decrease in marketing expenses primarily resulted from decreased advertising, social media marketing, tastings, and other promotion materials and events as selling and marketing expenses are directly related to sale trends. During 2024, the Company extinguished liabilities totaling approximately $758,000.

Cash Flows

	Year ended
	December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$(1,931,830)	$(4,809,009)
Investing activities	(3,500,000)	(500,000)
Financing activities	5,251,137	3,565,014
Net (decrease) increase in cash	$(180,693)	$(1,743,995)

Net cash used in operating activities was approximately $1.9 million and $4.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. Cash used in operating activities decreased in the period ended December 31, 2024 was primarily the result of decreased overall business as sales were down, as well as decreases in general and administrative expenses due to lower staffing headcount and related salaries and less consulting, legal and financial expenses as operational activity decreased from 2023 to 2024. The decrease is also due to the fact that no inventory purchases were made in 2024 to maintain our inventory levels to meet demand and reductions in costs for staffing and marketing activities.

Net cash used in investing activities was $3,500,000 and $500,000 for the years ended December 31, 2024 and December 31, 2023, respectively. Cash used in investing activities in the 2024 period was from the note receivable issued to Amaze Software, Inc., see Note 5 to accompanying financial statements.

Net cash provided by financing activities was approximately $5.3 million and $3.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. The difference is due to the Rights Offering of $2,615,014, the issuance of preferred stock for a net of $950,000 during the year ended December 31, 2023, proceeds from the issuance of preferred stock for a net of approximately $4.7 million and $500,000 from the sale of convertible debt for the year ended December 31, 2024.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately ($2.5) million and ($10.6) million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $29.2 million and a total stockholders’ equity of approximately $1.5 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of December 31, 2024, we had approximately $156,000 in cash, accounts receivable of approximately $7,000, note receivable of $3,500,000, inventory of approximately $212,000, and prepaid expenses of approximately $34,000. On December 31, 2024, current assets amounted to approximately $4.4 million and current liabilities were $2.9 million resulting in working capital (with working capital defined as current assets minus current liabilities) of approximately $1.5 million.

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

During the second quarter of 2023, the Company undertook a review of the Company’s operations and strategic plans, and took measures aimed at improving the Company’s operational efficiency, curtailing operating expenses and further preserving cash resources. During the year ended December 31, 2024, the Company continued to work to reduce its operating expenses, including reducing its warehousing costs, while continuing to provide customers the opportunity to experience its wine and supporting its current retail customers and those purchasing via the Company’s wine club or from its website.

Commencing in June 2023, the Company has worked aggressively to identify prospective new sources of capital, while working with advisors to assess and improve its liquidity position, including from the sale of existing inventory. Early in the third quarter of 2023, the Company entered into purchase orders for the sale of up to 45,000 cases of the Company’s wine to Grocery Outlet, a discount retailer, with sales occurring through the last part of 2023. The Company had sales related to this agreement totaling approximately $43,000 and $829,000 for the years ended December 31, 2024 and 2023, respectively.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors pursuant to which the Company agreed to issue and sell in a private placement shares of a newly created series of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Stock”). Pursuant to the Securities Purchase Agreement, the purchasers collectively purchased 10,000 shares of Series A Stock at a per share purchase price equal to $100.00, for total gross proceeds of $1.0 million.

On October 8, 2024, the Company entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $600,000 of secured convertible promissory notes (“Notes”) that will be convertible into shares of the Company’s common stock, par value $0.001, and warrants (“Warrants”) to purchase up to 740,000 shares of common stock. The Notes were issued with the original issuance discount of 20%, resulting in gross proceeds of $500,000 to the Company.

During 2024, we issued and sold a total of 50,000 shares of Series B Convertible Preferred Stock to accredited investors at a purchase price of $100.00 per share in a private placement pursuant to securities purchase agreements for an aggregate purchase price of approximately $5.0 million.

See “Financing Transactions” below for a description of these agreements.

In August 2023, the Company announced that it had initiated an exploration of strategic opportunities by way of merger, acquisition, or any accretive strategic transaction to enhance stockholder value, which is a focus of the Company’s plan to increase its stockholders’ equity and regain compliance with the NYSE American’s continued listing standards. On January 25, 2024, the Company entered into the merger agreement with Notes Live, however, on July 31, 2024 the Merger Agreement was terminated.

In November 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Pubco”), (ii) VINE Merger Sub Inc., a Delaware corporation and wholly subsidiary of Pubco (“VINE Merger Sub”), (iii) Adifex Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Adifex Merger Sub”), and (iv) Adifex Holdings LLC, a Delaware limited liability company (“Adifex”).

The Company, Adifex and Amaze Software, Inc subsequently decided to restructure the transactions contemplated by the Business Combination Agreement, and on March 7, 2025 the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to acquire Amaze Software, Inc. Amaze Software is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze (the “Merger”) with Amaze as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

As disclosed under Item 3 - Legal Proceedings , the Company has been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota.  On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, awarding an additional $21,644 in damages. The Company petitioned the supreme court for review on March 12, 2025 and is awaiting the supreme court’s decision on its petition. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict and the existence of continued litigation may impact the ability of management to focus on other business matters. Furthermore, the Company will be required to post an appeals bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeals bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

At the current reduced pace of incurring expenses and without receipt of additional financing, the Company projects that the existing cash balance will be sufficient to fund current operations into the second quarter of 2025. The Company requires additional debt or equity financing to satisfy its existing obligations, sustain existing operations, pay expenses associated with its pending business combination transaction and to satisfy financial related conditions to the closing of such transaction. See “Current Strategy - The Merger” below. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, including its pursuit of its pending business combination transaction, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Current Strategy

Acquisition of Amaze Software, Inc.

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc., pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of Fresh Vine (“Merger Sub”), Amaze Software, Inc., a Delaware corporation (“Amaze Software”), the stockholders of Amaze Software listed on Schedule I thereto (each, a “Holder” and together the “Holders”), and Aaron Day, solely in his capacity as the Holders’ Representative (the “Holders’ Representative”). Amaze Software is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze (the “Merger”) with Amaze as the surviving company and a wholly owned subsidiary of Fresh Vine, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of Fresh Vine’s common stock, par value $0.001 per share (the “Common Stock”).

The Merger Agreement contains various covenants of the parties, including covenants providing for (a) the Company to prepare and a file with the Securities and Exchange Commission (SEC) a proxy statement related to the solicitation of stockholder votes to approve the Fresh Vine Stockholder Matters (as defined in the Merger Agreement), including the issuance of shares of Common Stock in excess of the Exchange Share Cap and Individual Holder Share Cap (as defined in the Certificate) and the resulting change in control of Fresh Vine; and (b) for the Company to prepare and file with the SEC a registration statemen for the purpose of registering for resale the shares of Common Stock issuable upon conversion of the Series D Preferred Stock and exercise of the Merger Warrants.

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

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors pursuant to which the Company agreed to issue and sell in a private placement (the “Series A Offering”) shares of a newly created series of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Stock”). Pursuant to the Securities Purchase Agreement, the purchasers collectively agreed to purchase up to 10,000 shares of Series A Stock at a per share purchase price equal to $100.00, for total gross proceeds of up to $1.0 million. The purchasers purchased 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 on August 4, 2023, purchased an additional 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 on September 7, 2023, and purchased an additional 2,000 shares of Series A Stock for an aggregate purchase price of $200,000 on December 1, 2023. The Company previously engaged The Oak Ridge Financial Services Group, Inc. (“Oak Ridge”) to serve as a financial adviser to the Company in connection with the capital raising activities. The Company paid Oak Ridge a $10,000 cash advisory fee upon commencement of the engagement and, in connection with the Series A Offering, the Company has agreed to pay the Oak Ridge a cash fee equal to 5.0% of the gross proceeds received by the Company in the Series A Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses.

On October 8, 2024, the Company entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $600,000 of secured convertible promissory notes (“Notes”) that will be convertible into shares of the Company’s common stock, par value $0.001, and warrants (“Warrants”) to purchase up to 740,000 shares of common stock. The Notes were issued with original issuance discount of 20%, resulting in gross proceeds of $500,000 to the Company. The Notes bear no interest unless an event of default occurs, and mature on April 8, 2025. The Notes may be prepaid. Each Note is convertible into common stock at a conversion price equal to $0.40. A holder of the Note (together with its affiliates) may not convert any portion of the Note to the extent that the holder would beneficially own more than 9.99% of the outstanding shares of the Company’s common stock immediately after exercise. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Notes will be subject to adjustment from time to time for any subdivision or consolidation of shares, dilutive issuances and other events.

During 2024, the Company sold a total of 50,000 shares of Series B Convertible Preferred Stock to accredited investors at a purchase price of $100.00 per share in a private placement pursuant to securities purchase agreements, for a total in gross proceeds of approximately $5 million. Each share of Series B Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the Stated Value by the Conversion Price (the “Conversion Ratio”)(subject to the limitations described below). For such purposes, the “Conversion Price” means $0.45. However, if the Company’s common stock fails to continue to be listed or quoted for trading on a stock exchange (currently, the NYSE American), then the “Conversion Price” thereafter will mean the lesser of (i) $0.45, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the Conversion Price shall not be less than $0.05 (the “Floor Price”).

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

Allowance for Doubtful Accounts

Accounts receivable consists of amounts owed to us for sales of our products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial conditions. We estimate allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2024 and 2023 we had $13,403 and $0 in the allowance for doubtful accounts, respectively.

Allowance for Inventory Reserve

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value. We reduce the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. Our estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2024 and 2023 there was $0 and $111,710 inventory reserve related to estimated net realizable value, respectively.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024 due to the material weakness in internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2024 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the following material weaknesses.

Material Weaknesses in Internal Control Over Financial Reporting; Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions and (ii) the lack of controls to prevent a misstatement in accounting for extinguishments of liabilities in a timely manner. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take the actions to implement the processes described below.

Lack of segregation of duties. To ensure timely and accurate financial reporting, management is designing processes to keep authorization, recordkeeping, custody of assets, and reconciliation duties separate, and intends to reevaluate its overall staffing levels within the accounting, finance and information technology departments and may hire additional staff to enable segregation of duties.

Review of gain on extinguishment of liabilities. To ensure timely and accurate financial reporting, management intends to design and implement additional internal controls to ensure proper support for extinguished liabilities meets the requirements of generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2025, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2025, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2025, and is incorporated herein by reference

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•	Report of independent registered public accounting firm

•	Balance sheets as of December 31, 2024 and 2023

•	Statements of operations for the years ended December 31, 2024 and 2023

•	Statements of changes in stockholders’ equity/(deficit) for the years ended December 31, 2024 and 2023

•	Statements of cash flows for the years ended December 31, 2024 and 2023

•	Notes to financial statements

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

Dated: March 31, 2025

AMAZE HOLDINGS, INC

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

Signatures	Title

/s/ Michael Pruitt	Interim Chief Executive Officer and Director	March 31, 2025
Michael Pruitt	(Principal executive officer)

/s/ Keith Johnson	Interim Chief Financial Officer	March 31, 2025
Keith Johnson	(Principal financial and accounting officer) and Secretary

/s/ Eric Doan	Director	March 31, 2025
Eric Doan

/s/ Brad Yacullo	Director	March 31, 2025
Brad Yacullo

/s/ David Yacullo	Director	March 31, 2025
David Yacullo

EXHIBIT INDEX

AMAZE HOLDINGS, INC.

FORM 10-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 25, 2024, by and among Fresh Vine Wine, Inc., FVW Merger Sub, Inc., and Notes, Live, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 29, 2024)
2.2	Business Combination Agreement dated as of November 3, 2024 by among VINE, Pubco, Adifex, Adifex Merger Sub and VINE Merger Sub (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed November 7, 2024)
3.1	Plan of Conversion (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 2022)
3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 2, 2023)
3.4	Amendment No. 1 to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on August 2, 2023)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 20, 2024)
3.6	Certificate of Amendment to Articles of Incorporation ((incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 13, 2025)
3.7	Amended and Restated Bylaws of Fresh Vine Wine, Inc. (effective as of March 24, 2025 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 13, 2025)
4.1	Form of specimen certificate representing shares of common stock of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 20, 2021)
4.3	Form of Common Stock Purchase Warrant issued in rights offering (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1/A-1 (File No. 333-269082) filed on January 27, 2023)
4.4	Form of Warrant Agency Agreement between Fresh Vine Wine, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1/A-1 (File No. 333-269082) filed on January 27, 2023)
4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 2, 2024)
4.6	Description of the Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed March 31, 2022)
10.1†	Alternating Proprietorship Agreement dated July 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.2	Custom Winemaking and Bottling Agreement dated September 2019 by and between Fior di Sole, LLC and Fresh Grapes, LLC (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 333-261037) filed on November 12, 2021)
10.3#	Form of Founders’ Option Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
10.4#	Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 20, 2021)
10.5#	Form of Indemnification Agreement between Fresh Vine Wine, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (File No. 333-261037) filed November 29, 2021)
10.6#	Form of Restricted Stock Unit Agreement, pursuant to the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan, between Fresh Vine Wine, Inc. and each of Timothy Michaels and Elliot Savoie (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A filed November 29, 2021)

10.7#	Separation Agreement and Release dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2022)
10.8#	Amendment No. 1 to Restricted Stock Unit Agreement dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2022)

10.9#	Form of Stock Option Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed March 31, 2022)
10.10#	Form of Employee Restricted Stock Unit Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed March 31, 2022)

10.11#	Form of Director Restricted Stock Unit Agreement granted under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed March 31, 2022)
10.12#	Form of Employee Restricted Stock Agreement under The Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 16, 2022)
10.13	Consulting Agreement dated effective December 15, 2022 by and between Fresh Vine Wine, Inc. and Tribe of Five, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 20, 2022)
10.14#	Form of Director Restricted Stock Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed March 31, 2023)
10.15	Securities Purchase Agreement dated August 2, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2023)
10.16	Termination Agreement dated as of July 31, 2024 between Fresh Vine Wine, Inc. and Notes Live, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2024)
10.17	Form of Securities Purchase Agreement for Notes and Warrants (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 15, 2024)
10.18	Form of Secure Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 15, 2024)
10.19	Form of Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 15, 2024)
10.20	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 15, 2024)
10.21	Form of Guaranty (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 15, 2024)
10.22	Form of Securities Purchase Agreement for Series B Preferred Stock (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on October 15, 2024)
10.23	Forgivable Promissory Note by Amaze Software, Inc. in favor of Fresh Vine Wine, Inc effective October 28, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 7, 2024)
10.24	Security Agreement effective October 28, 2024 between Amaze Holding Company LLC and Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 7, 2024)
19.1	Fresh Vine Wine, Inc. Policy on Avoidance of Insider Trading (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed March, 8, 2024)
23.1*	Consent of Wipfli LLP
24.1	Power of Attorney (included on the signature page of this report)
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Fresh Vine Wine, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed March 8, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Management contract or compensatory plan

†	Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

The audited financial statements for the periods ended December 31, 2024 and December 31, 2023 are included on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Amaze Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amaze Holdings, Inc. (formerly known as Fresh Vine Wine, Inc.) (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wipfli LLP

Minneapolis, Minnesota

March 31, 2025

We have served as the Company’s auditor since 2021.

AMAZE HOLDINGS, INC.

BALANCE SHEETS

December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$155,647	$236,340
Restricted cash	—	100,000
Accounts receivable, net	6,966	172,101
Note receivable	3,500,000	—
Equity investment	466,500	—
Inventories	212,494	337,873
Prepaid expenses and other	33,830	42,943
Interest receivable	36,888	—
Total current assets	4,412,325	889,257

Other assets
Equity investment	—	500,000
Total other assets	—	500,000

Total assets	$4,412,325	$1,389,257

Liabilities, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,108,777	$509,337
Settlement payable	484,735	585,976
Accrued expenses	596,610	810,723
Accrued expenses - related parties	309,333	309,333
Convertible notes payable	432,105	—
Deferred revenue	1,919	3,407
Total current liabilities	2,933,479	2,218,776

Total liabilities	2,933,479	2,218,776

Commitment and contingencies – Note 13

Stockholders’ equity (deficit)
Series A preferred stock; $0.001 par value – 25,000,000 shares authorized at December 31, 2024 and 2023; 9,350 and 10,000 shares issued and outstanding at December 31, 2024 and 2023, respectively, preference in liquidation of $1,597,706 and $1,541,567 at December 31, 2024 and 2023, respectively	9	10
Series B preferred stock, $0.001 par value – 50,000 and 0 shares authorized at December 31, 2024 and 2023, respectively; 50,000 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively, preference is liquidation of $7,500,000 and $0 at December 31, 2024 and 2023, respectively.	50	—
Common stock, $0.001 par value - 100,000,000 shares authorized at December 31, 2024 and 2023; 16,713,398 and 15,976,227 shares issued and outstanding at December 31, 2024 and 2023, respectively	16,713	15,976
Additional paid-in capital	30,620,875	25,631,255
Accumulated deficit	(29,158,801)	(26,476,760)
Total stockholders’ equity (deficit)	1,478,846	(829,519)

Total liabilities and stockholders’ equity (deficit)	$4,412,325	$1,389,257

See accompanying notes to the financial statements.

AMAZE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

	Year ended December 31,
	2024	2023
Wholesale revenue	$45,546	$1,328,382
Direct to consumer revenue	253,519	497,808
Total net revenue	299,065	1,826,190

Cost of revenues	304,884	4,412,119
Gross profit (loss)	(5,819)	(2,585,929)

Selling, general and administrative expenses	3,112,840	6,322,184
Equity-based compensation	6,249	1,708,218
Operating loss	(3,124,908)	(10,616,331)

Interest income	36,977	1,296
Interest expense	(155,409)	—
Unrealized loss on equity investment	(33,500)	—
Gain on extinguishment of liabilities	757,854	—

Net loss	(2,518,986)	(10,615,035)
Preferred dividends – Series A	163,055	41,867
Net loss attributable to common stockholders	$(2,682,041)	$(10,656,902)

Weighted average shares outstanding
Basic	16,114,964	15,329,617
Diluted	16,114,964	15,329,617

Net loss per share - basic	$(0.17)	$(0.69)
Net loss per share - diluted	$(0.17)	$(0.69)

See accompanying notes to the financial statements.

AMAZE HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2024 and 2023

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	—	$—	—	$—	12,732,257	$12,732	$21,420,732	$(15,819,858)	$(5,613,606)
Rights offering – common stock and warrants issued	—	—	—	—	3,143,969	3,144	2,543,584	—	2,546,728
Issuance of Series A preferred stock	10,000	10	—	—	—	—	949,990	—	950,000
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	(41,867)	(41,867)
Equity-based compensation	—	—	—	—	1,641,332	1,641	715,408	—	717,049
Stock forfeiture	—	—	—	—	(1,541,331)	(1,541)	1,541	—	—
Net loss	—	—	—	—	—	—	—	(10,615,035)	(10,615,035)
Balance, December 31, 2023	10,000	10	—	—	15,976,227	15,976	25,631,255	(26,476,760)	(829,519)
Issuance of Series B preferred stock	—	—	50,000	50	—	—	4,751,087	—	4,751,137
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	(163,055)	(163,055)
Equity-based compensation	—	—	—	—	—	—	6,258	—	6,258
Stock forfeitures	—	—	—	—	(10,000)	(10)	—	—	(10)
Series A preferred stock conversion	(650)	(1)	—	—	747,171	747	8,971	—	9,717
Issuance of warrants, with conversion of notes payable	—	—	—	—	—	—	223,304	—	223,304
Net loss	—	—	—	—	—	—	—	(2,518,986)	(2,518,986)
Balance, December 31, 2024	9,350	$9	50,000	$50	16,713,398	$16,713	$30,620,875	$(29,158,801)	$1,478,846

See accompanying notes to the financial statements.

AMAZE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities
Net loss	$(2,518,986)	$(10,615,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	155,409	—
Unrealized loss on equity investment	33,500	—
Gain on extinguishment of liabilities	(757,854)	—
Equity-based compensation	6,249	1,708,218
Inventory write-down	—	1,844,210
Allowance for doubtful accounts	13,403	37,733
Changes in operating assets and liabilities
Accounts receivable	151,732	87,216
Insurance recovery receivable	—	804,907
Inventories	125,379	1,514,115
Prepaid expenses and other	9,113	605,268
Interest receivable	(36,888)	—
Accounts payable	632,634	(79,867)
Accrued compensation	—	(420,413)
Settlement payable	(101,241)	(664,024)
Accrued expenses	(357,208)	345,923
Accrued expenses - related parties	—	29,333
Deferred revenue	(1,488)	(6,593)
Net cash used in operating activities	(1,931,830)	(4,809,009)

Cash flows from investing activities
Note receivable	(3,500,000)	—
Equity investment	—	(500,000)
Net cash used in investing activities	(3,500,000)	(500,000)

Cash flows from financing activities
Proceeds from note payable	42,500	—
Proceeds from convertible notes payable and warrants	500,000	—
Proceeds from Series A issuance of preferred stock – net of issuance costs	—	950,000
Proceeds from Series B issuance of preferred stock – net of issuance costs	4,751,137	—
Payments on note payable	(42,500)	—
Proceeds from rights offering – net of issuance costs	—	2,615,014
Net cash provided by financing activities	5,251,137	3,565,014

Net decrease in cash	(180,693)	(1,743,995)

Cash and restricted cash - beginning of year	336,340	2,080,335

Cash and restricted cash - end of year	$155,647	$336,340

	2024	2023
Supplemental disclosure of non-cash activities investing and financing activities:
Dividends declared but not paid	$163,055	$41,867
Equity warrants issued in conjunction with convertible notes payable	$223,305	$—
Series A preferred stock converted to common stock	$65,000	$—
Series A preferred dividends converted to common stock	$9,717	$—

See accompanying notes to the financial statements.

AMAZE HOLDINGS, INC.

Notes to Financial Statements

December 31, 2024 and 2023

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Effective March 24, 2025 (the “Effective Date”), Fresh Vine Wine, Inc. was renamed “Amaze Holdings, Inc.” (“Amaze”). Amaze Holdings, Inc. (“the Company”, “our”, “we”), a Nevada corporation, is a premium wine brand built to complement consumers’ healthy and active lifestyles. The Company provides a competitively priced premium product that is blended to deliver several important benefits, such as low-cal, low-sugar, low-carb. The Company’s wines are also gluten-free and keto and vegan friendly.

The Company’s revenue is comprised primarily of wholesale and direct to consumer (DTC) sales. Wholesale revenue is generated through sales to distributors located in states throughout the United States of America. DTC revenue is generated from individuals purchasing wine directly from the Company through club membership and the Company’s website.

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

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $29.2 million as of December 31, 2024. Cash flows used in operating activities were $1.9 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had approximately $1 million in working capital, inclusive of $156,000 in cash and cash equivalents. The Company has increased its liquidity by termination of sponsorship contracts and through the issuance of debt and equity.

The Company received gross proceeds of approximately $5 million from a preferred stock offering and $500,000 from the issuance of convertible notes payable during the year ended December 31, 2024.

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

The Company will need additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional financing and the receipt of proceeds from the expected sales of inventory, the Company projects that the existing cash balance will be sufficient to fund current operations into the second quarter of 2025, after which additional financing or capital will be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Agreement and Plan of Merger with Amaze Software, Inc.

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the “Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2024 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation, the stockholders of Amaze Software, Inc. (each, a “Holder” and together the “Holders”), and Aaron Day, solely in his capacity as the Holders’ Representative (the “Holders’ Representative”). Amaze Software, Inc. is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software, Inc. (the “Merger”) with Amaze Software, Inc. as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). See Note 15.

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

Restricted Cash

Included in the cash balance is a balance of approximately $0 and $100,000 as of December 31, 2024 and 2023, respectively, that the Company’s operating bank has required us to maintain as a security for collectability of automated clearing house transactions. These funds are held in a separate account and are not available for disbursements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2024 and 2023, the balance in allowance for doubtful accounts is approximately $13,400 and $0, respectively.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2024 and 2023, the Company had recorded an inventory allowance of approximately $0 and $112,000, respectively.

Investment in Equity Securities

The Company accounts for equity investments that do not provide the Company the ability to exert significant influence over the operating or financial decisions of the investee under the measurement alternative for non-marketable equity securities under ASC 321 Investments – Equity Securities. In accordance with ASC 321, the non-marketable equity securities are initially measured at cost and reviewed at year end for impairment and fair value changes.

The Company accounts for equity investments in public companies by adjusting the fair value at each reporting period based on the readily determinable fair value.

The Company holds one investment in Venu Holding Corp, previously known as Notes Live, Inc. For the year ended December 31, 2023, this investment was recorded at cost and reviewed for impairment. As of December 31, 2023, there were no changes recorded for the value of the investment since the initial measurement. However, in 2024, Venu Holding Corp. went public and now has a readily determinable fair value. As of December 31, 2024, the Company recorded an unrealized loss of approximately $34,000.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents the percentages of total revenue disaggregated by sales channels for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023
Wholesale	15.2%	72.7%
Direct to consumer	84.8%	27.3%
Total revenue	100.0%	100.0%

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

Contract liabilities as of December 31, 2024 and 2023, and January 1, 2023 were $1,919, $3,407 and $10,000, respectively. Revenue recognized in 2024 and 2023 from contract liabilities as of December 31, 2023 and December 31, 2022 was $3,407 and $10,000, respectively.

Receivables with customers as of December 31, 2024 and 2023, and January 1, 2023, were $6,966, $172,101 and $259,317, respectively.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

	December 31, 2024
	Level 1	Level 3	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$466,500	$—	$466,500

	December 31, 2023
	Level 1	Level 3	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$—	$500,000	$500,000

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at December 31, 2024 and 2023, due to the short maturity nature of these items.

Income Taxes

The Company accounts for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets at the end of each quarter. If the Company determines that it is more likely than not that we will realize our deferred tax assets in the future in excess of the net recorded amount over a reasonably short period of time, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, if we determine that it is more likely than not that we will not realize all or part of our net deferred tax asset in the future, an increase to the valuation allowance would be charged to income in the period such determination was made.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2024 or 2023, and as such, no interest or penalties were recorded to income tax expense. As of December 31, 2024 and 2023, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recognizes any forfeitures as they occur.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company measures equity-based compensation when the service inception date precedes the grant date based on the fair value of the award as an accrual of equity-based compensation and adjusts the cost to fair value at each reporting date prior to the grant date. In the period in which the grant occurs, the cumulative compensation cost is adjusted to the fair value at the date of the grant.

See Note 10  for further discussion of equity-based compensation incurred in 2024 and 2023.

Gain on Extinguishment of Liabilities

Under ASC 405-20, the Company recognizes gains or losses arising from the extinguishment of liabilities, depending on the nature of the contract and the underlying transaction. A gain on extinguishment is considered to occur when the parties to a contract agree to terminate or modify their obligations in exchange for a negotiated payment or other consideration. Gains recognized when all performance obligations under the contract have been satisfied or legally extinguished, and the consideration paid is less than the carrying amount of any liabilities derecognized or assets transferred.

In 2024, the Company extinguished certain liabilities that resulted in a gain on extinguishment of liabilities of approximately $758,000.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2024 and 2023, was approximately $343,000 and $1.6 million, respectively.

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

NYSE Listing Requirements

On September 8, 2023, the Company received a written notice (the “Notice”) from NYSE American stating that it was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a listed company that has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years to maintain at least $4 million of stockholders’ equity. The Company reported stockholders’ equity of approximately $1.5 million as of December 31, 2024 and have had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021, 2022 and 2023. As required by the NYSE American, the Company submitted a plan to the NYSE American on October 9, 2023 addressing actions it has taken and how it intends to regain compliance with the continued listing standards within the required 18 month period ending March 8, 2025.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On March 10, 2025 the Company received notification that it has resolved the stockholders’ equity deficiency with respect to Section 1003(a)(i) and (ii) of the NYSE American Company Guide, and that the Company is now in compliance with the NYSE American continued listing standards relating to stockholders’ equity.

Recently Issued Accounting Pronouncements

In November of 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating ASU 2024-03 to determine its impact on our financial statements.

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that enhance income tax disclosures, primarily through standardization and disaggregation of income tax rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2023-09 to assess the impact on our financial statement disclosures and to determine the transition method in which the new guidance will be adopted.

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

	December 31, 2024	December 31, 2023
Numerator:
Net loss	$(2,518,986)	$(10,615,035)
Less: dividends on preferred stock	163,055	41,867
Net loss attributable to common stockholders	$(2,682,041)	$(10,656,902)

Denominator:
Basic – weighted shares outstanding	16,114,964	15,329,617
Dilutive effect from shares authorized	—	—
Diluted – weighted shares outstanding	16,114,964	15,329,617

Basic loss per share	$(0.17)	$(0.69)
Diluted loss per share	$(0.17)	$(0.69)

At December 31, 2024 and 2023, 24,824,972 and 14,748,862 potential shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

3. INVENTORIES

Inventories primarily include bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. During 2024 and 2023, the Company recorded $0 and $1.8 million, respectively, inventory write down to net realizable value, which is recorded in cost of revenue in the financial statements. The write-down was the result of entering into an agreement to sell products at a price that was lower than the Company’s cost. The finished goods inventory at December 31, 2023 includes a valuation reserve of $112,000. Inventories consist of the following at:

	December 31, 2024	December 31, 2023
Inventory – finished goods	$212,494	$337,873

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at:

	December 31, 2024	December 31, 2023
Employee advance	$24,000	$—
Prepaid marketing expenses	2,459	9,871
Prepaid insurance	7,371	33,072
Total	$33,830	$42,943

5. NOTE RECEIVABLE

The Company and Amaze Software, Inc. entered into a promissory note (the “Amaze Note”) effective October 28, 2024, under which the Company agreed to lend to Amaze Software, Inc. the principal sum of up to $3.5 million to facilitate continued operations. The Amaze Note bears interest at 6.00% per annum until the closing date of the Business Combination, see Note 1. If the Business Combination did not close, the interest rate would have increased to 12% per annum from the date that negotiations ceased. The unpaid principal plus accrued interest was due and payable on the date that is 9 months after the date on which the Company or Amaze Software, Inc. provided notice to the other that negotiations had ceased if the Business Combination did not close. Provided there was no event of default, the Amaze Note would be forgiven on the date the Business Combination Agreement (detailed below) closes. The Amaze Note was secured by all of the assets of its subsidiary, Amaze Holding Company LLC. The balance of the note receivable is $3,500,000 as of December 31, 2024. Subsequent to December 31, 2024, the Amaze Note was amended to a principal sum of up to $4.4 million. Upon the completion of the merger in March 2025, this note receivable and related accrued interest was forgiven.

6. INVESTMENTS

In December 2023, the Company made a $500,000 investment for 50,000 shares of Class D common stock (formerly Class C common stock) of Venu Holding Corporation (formerly known as Notes Live, Inc.). The Company recorded an unrealized loss of $33,500 bringing the investment balance to $466,500 as of December 31, 2024. See Note 1 for further details.

7. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	December 31,	December 31,
	2024	2023
Sponsorship agreements	$50,000	$608,818
Accrued credit card charges	9,443	7,275
Series A Stock dividends	195,206	41,867
Legal and professional	86,187	125,704
Investment deposit	167,000	—
Other accrued expenses	88,774	27,059
Total	$596,610	$810,723

Accrued sponsorship agreements relate to marketing contracts with unrelated parties within the sports and entertainment industry. The terms of the agreements range from two to four years with annual payments ranging from $103,000 to $216,000 per agreement. The total expense relating to these agreements for the years ended December 31, 2024 and 2023, was approximately $297,000 and $374,000, respectively. During the fourth quarter of 2024, the Company entered into settlement agreements with two contracts, resulting in a gain on settlement of approximately $725,000.

Accrued credit card charges primarily consist of warehouse, shipping and other operating costs paid via Company credit card as a tool for managing cashflow.

8. NOTE PAYABLE

Note payable consists of the following:

	December 31,	December 31,
	2024	2023
Convertible notes	600,000	—
Less: discount on convertible notes	(167,895)	—
Total convertible notes, net of discount	$432,105	$—

In October 2024, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with two accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $600,000 of secured convertible promissory notes (“Notes”) that are convertible into shares of the Company’s common stock, par value $0.001 per share and warrants. The Notes were issued with original issuance discount of 20%, resulting in gross proceeds of $500,000 to the Company. The Notes bear no interest unless an event of default occurs, and mature on April 4, 2025, and are secured by all assets of the Company. The Notes may be prepaid without penalty. Each Note is convertible into common stock at a conversion price equal to $0.40 per share.

In connection with the Securities Purchase Agreements, the Company issued warrants with an exercise period of five years to purchase up to 740,000 shares of the common stock at an exercise price of $0.40 per share.

The Company reviewed the warrants in connection with the Securities Purchase Agreements under ASC 815 and concluded that the warrants are not in scope of ASC 480 and are not subject to the derivative guidance under ASC 815. Accordingly, the warrants were equity-classified. As such the principal value of the Notes was allocated using the relative fair value basis of all instruments. As the warrants were issued with another instrument the purchase price was allocated using the relative fair value method (i.e., warrants at its fair value and the Notes at its principal value allocated using the relative fair value of the proceeds received and applied proportionally to the equity classified warrants and Notes).

8. NOTE PAYABLE (continued)

As of December 31, 2024, the Company received cash proceeds of $500,000. As such the Company recorded the fair value of the warrants of approximately $223,000 based on the relative value basis. The Company recorded original issue discount of approximately $323,000.

In 2024, the Company received proceeds of $42,500 for non-interest bearing, short-term notes payable. These notes were paid in full during 2024.

As of December 31, 2024, the Notes net of unamortized debt discount was approximately $432,000. The Company recognized approximately $155,000 of the amortized debt discount in interest expense for the year ended December 31, 2024.

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount
2025	$600,000
2026	—
2027	—
2028	—
Total	$600,000

9. STOCKHOLDERS’ EQUITY

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

9. STOCKHOLDERS’ EQUITY (continued)

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

Series A Convertible Preferred Stock (continued)

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

9. STOCKHOLDERS’ EQUITY (continued)

The issuance activity for the years ended of the Series A Stock is summarized below:

	December 31,	December 31,
	2024	2023
Series A Preferred Stock shares issued	—	10,000
Net proceeds	$—	$950,000

The Series A Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends, net of amounts converted to common stock, that the Company is legally obligated to pay:

	December 31,	December 31,
	2024	2023
Series A Preferred Stock	$195,206	$41,867

The following activity is related to Series A converted during the years ended below:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Series A Preferred Stock converted shares	650	—
Series A Preferred Stock converted	$65,000	$—
Series A Preferred Stock dividends converted	$9,717	$—

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

During the 2024, the Company entered into multiple securities purchase agreements with accredited investors pursuant to which the Company agreed to issue and sell in a private placement (the “Series B Offering”) shares of Series B Stock.

Pursuant to the Securities Purchase Agreement, each share of Series B Stock will have a stated value equal to $100.00 (the “Stated Value”). As of December 31, 2024, 50,000 shares of Series B Stock had been sold for a total in gross proceeds of $5 million.

Each share of Series B Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the Stated Value by the Conversion Price (the “Conversion Ratio”)(subject to the limitations described below). For such purposes, the “Conversion Price” means $0.45. However, if the Company’s common stock fails to be listed or quoted for trading on a stock exchange (currently, the NYSE American), then the “Conversion Price” thereafter will mean the lesser of (i) $0.45, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the Conversion Price shall not be less than $0.05 (the “Floor Price”). The Conversion Price is subject to standard adjustments based stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing Floor Price.

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

9. STOCKHOLDERS’ EQUITY (continued)

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

The Company previously engaged The Oak Ridge Financial Services Group, Inc. to serve as a financial advisor to the Company in connection with capital raising activities. In connection with the Series B Offering, the Company has agreed to pay the Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses. In addition, the Company issued to Oak Ridge (or its designee) seven-year warrants to purchase up to a total of 300,000 shares of the Company’s common stock at an exercise price equal to $0.50 per share. In 2024, the total offering costs in connection with Series B issuances totaled approximately $201,000.

The issuance activity of the Series B Stock is summarized below:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Series B Preferred Stock shares issued	50,000	—
Net proceeds	$4,751,137	$—

The Series B Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

Preferred Stock Liquidation Rights

Preferred stock carries certain preference rights related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of December 31, 2024, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $7,500,000, and second, Series A with a preference value of $1,597,706, which includes cumulative accrued unpaid dividends of $195,206. As of December 31, 2023, the liquidation preference of the preferred stock is based on the following order: first, Series A with a preference value of $1,541,867, which includes cumulative accrued unpaid dividends of $41,867.

10. EQUITY-BASED COMPENSATION

Restricted Stock Units

On April 24, 2023, the Company granted 319,023 restricted stock units to its Chief Executive Officer. On May 11, 2023, the Company granted 170,958 restricted stock units to its Executive Vice President Sales and Marketing. On May 25, 2023, the Company granted 124,902 restricted stock units to its Chief Financial Officer. These restricted stock units had a vesting period that coincided with the Company filing its Form 10-K for the year ended December 31, 2023 and had a stipulation that each of the executives attained performance objectives. These employees terminated during the third quarter of 2023 and therefore the stock units were forfeited. There were no restricted stock units awarded in 2024.

Restricted Stock Units (continued)

Restricted stock unit activity as of and for the years ended December 31, 2024 and 2023 was as follows

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	—	—
Granted	614,883	0.86
Forfeited	(614,883)	—
Outstanding at December 31, 2023	—	—
Granted	—	—
Forfeited	—	—
Outstanding at December 31, 2024	—	—

Shares of Restricted Stock

In January 2023, there was a grant of 500,000 shares of restricted stock which related to a consulting arrangement entered into in connection with the settlement reached with a previous employee. Total equity-based compensation expense related to these shares of restricted stock was $565,500 for the year ended December 31, 2023.

On April 24, 2023, the Company granted 463,917 shares of restricted stock to its Chief Executive Officer. On May 11, 2023, the Company granted 380,952 shares of restricted stock to its Executive Vice President Sales and Marketing. On May 25, 2023, the Company granted 196,463 shares of restricted stock to its Chief Financial Officer. All shares of restricted stock granted on April 24, 2023, May 11, 2023 and May 25, 2023 were forfeited and canceled during the third quarter of 2023.

In April 2023, the Company Board of Directors were granted a total of 100,000 shares of restricted stock. Total equity-based compensation expense related to these shares of restricted stock was $39,510 for the year ended December 31, 2023.

Restricted stock activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	6,666	0.90
Granted	1,641,332	0.57
Vested or released	(570,000)	—
Forfeited	(1,057,998)	—
Outstanding at December 31, 2023	20,000	0.00
Granted	—	—
Vested or released	(20,000)	—
Forfeited	—	—
Outstanding at December 31, 2024	—	—

10. EQUITY-BASED COMPENSATION (continued)

Vendor Stock Awards

Vendor stock award activity subject to revenue-related performance objectives during the years ended December 31, 2024 and 2023 was as follows:

	Number of Shares of Vendor Stock Awards	Weighted Average Remaining Vesting Term (Years)
Outstanding at December 31, 2022	1,030,000	2.25
Granted	—	—
Vested or released	—	—
Forfeited	—	—
Outstanding at December 31, 2023	1,030,000	1.25
Granted	—	—
Vested or released	—	—
Forfeited	(1,030,000)	—
Outstanding at December 31, 2024	—	—

Stock Options

Stock option activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	1,574,892	$9.67	8.98
Granted	1,500,000	0.50	5.00
Exercised	—	—	—
Forfeited	(2,628,333)	—	—
Outstanding at December 31, 2023	446,559	$8.88	8.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	(376,667)	—	—
Outstanding at December 31, 2024	69,892	$3.04	7.67

Exercisable at December 31, 2024	69,892	$3.04	7.67

Equity-based compensation expense totaling $6,259 and $112,040 has been recognized relating to these stock options during 2024 and 2023, respectively. The total unrecognized equity-based compensation expense was $0 and $6,259 as of December 31, 2024 and 2023, respectively.

10. EQUITY-BASED COMPENSATION (continued)

Warrants

As disclosed in Note 9, 3,143,969 warrants were granted as part of the Rights Offering in March 2023. Also noted in Note 9, 300,000 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock. In 2024 the Company issued 740,000 warrants in connection with the convertible notes described in Note 8.

As of and for the years ended December 31, 2024 and 2023, the warrants to purchase common shares of the Company outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	110,000	$12.00	3.71
Granted	3,143,969	1.25	5.00
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2023	3,253,969	$1.61	4.16
Granted	1,040,000	0.43	5.20
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2024	4,293,969	$1.33	3.65

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

11. INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Current	$—	$—
Deferred	—	—
Total	$—	$—

No income tax benefit was recorded for the years ended December 31, 2024 and 2023 due to net losses and recognition of a valuation allowance. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company's tax expense for the years ending December 31:

11. INCOME TAXES (continued)

	2024		2023
Tax expense (benefit) at statutory rate	$(532,000)	21.0%	$(2,229,000)	21.0%
State income tax expense (benefit), net of federal tax effect	(64,000)	2.5%	(377,000)	3.6%
Change in valuation allowance on deferred tax assets	620,000	-24.5%	2,360,000	-22.2%
Stock award forfeiture	—	—%	440,000	-4.3%
Change in deferred tax rate	22,000	-0.9%	(102,000)	1.0%
Return to provision adjustments	(46,000)	1.8%	(92,000)	0.9%
Income tax expense (benefit)	$—	0.0%	$—	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2024 and 2023. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Deferred revenue	$—	$1,000
Amortization	1,000	1,000
Stock based compensation	117,000	120,000
Net operating losses	6,442,000	5,686,000
Inventory reserve	—	27,000
Accrued expenses	285,000	407,000
Allowance for bad debt and credit losses	3,000	—
Unrealized loss on investments	8,000	—
Prepaid expenses	(2,000)	(8,000)
Valuation allowance	(6,854,000)	(6,234,000)
Net deferred tax assets:	$—	$—

At December 31, 2024, the Company had federal and state net operating loss carry forwards of approximately $27.2 million and $10.5 million, respectively. At December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $23.9 million and $9.1 million, respectively. The net operating loss carry forwards have no expiration.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2024 and 2023, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal or state income tax examinations. The Company’s federal, state and local income tax returns are subject to examination by taxing authorities for the three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2023, 2022 and 2021 remain open to examination. Prior to the Company’s December 2021 conversion to a corporation, the Company was a limited liability company and therefore was a disregarded legal entity for income tax purposes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expense.

12. SUPPLIER AND CUSTOMER CONCENTRATION

The Company has an agreement with an unrelated party for various wine making activities, including production, bottling, labelling, and packaging. The Company pays certain storage, administrative fees and taxes related to the purchased goods. There is no specified term of the agreement but continues as additional blanket sales orders are issued. For the years ended December 31, 2024 and 2023, substantially all of the Company’s inventory purchases were from this supplier.

The Company also engages with other suppliers for the purchase of a select varietal of wine to be offered in limited quantities. There are no formal agreements due to the infrequency of activity with these suppliers.

For the year ended December 31, 2024, 80% of the Company’s wholesale revenue came from four customers and these customers accounted for 25% of accounts receivable at December 31, 2024. A significant portion of the Company’s wholesale revenue for the year ended December 31, 2023 comes from three national distributor customers that operate in several markets and makes up 74% of the Company’s wholesale revenue. These customers accounted for 73% of accounts receivable as of December 31, 2023.

13. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 and $1,000,500 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there was $309,333 outstanding under these agreements. The Company has not yet had sufficient time to complete its initial accounting for this business combination, including the assessments of the acquisition-date fair values of consideration transferred, assets acquired, and liabilities assumed.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review and is awaiting the supreme court’s decision on its petition. At December 31, 2024 and 2023, $484,735 and $585,976, respectively, was accrued as a settlement payable.

15. SUBSEQUENT EVENTS

Series D Preferred Stock

On March 7, 2025, the Company filed a Certificate of Designation of the Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Certificate”) with the Secretary of State of the State of Nevada, designating 750,000 shares of preferred stock as Series D Preferred Stock.

Agreement and Plan of Merger with Amaze Software, Inc.

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2024 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation (“Amaze”), the stockholders of Amaze, and Aaron Day, solely in his capacity as the Holders’ Representative (the “Holders’ Representative”). Amaze is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze (the “Merger”) with Amaze as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

NYSE American Listing Requirements

On January 6, 2025, NYSE American notified the Company that it is not in compliance with Section 704 of the NYSE American Company Guide, because the Company failed to hold an annual meeting for the fiscal year ended December 31, 2023 by December 31, 2024. The Company intends to hold an annual meeting of stockholders in the next several months after the date of this report.

On March 10, 2025 the Company received notification that it has resolved the stockholders’ equity deficiency with respect to Section 1003(a)(i) and (ii) of the NYSE American Company Guide, and that the Company is now in compliance with the NYSE American continued listing standards relating to stockholders’ equity.

Note Receivable

Effective March 7, 2025, the Company and Amaze Software, Inc. amended the Forgivable Promissory Note dated October 28, 2024 (the “Original Amaze Note”) to reflect an increase in the principal amount of the Original Amaze Note, and to permit forgiveness of the total principal amount of $4,400,000 and accrued interest thereon as a result of the closing of the Acquisition. Upon the completion of the merger in March 2025, this note receivable and related accrued interest was forgiven.

Name Change

Effective March 24, 2025, pursuant to a Certificate of Amendment to our Articles of Incorporation, the Company changed its name to Amaze Holdings, Inc.

Series C Preferred Stock

On March 25, 2025, the Company filed a Certificate of Designation of the of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of the State of Nevada, designating 100,000 shares of preferred stock, par value $0.001 per share, as Series C Preferred Stock. These shares have a purchase price of $100.00 per share, plus warrants to purchase common stock, par value $0.001 per share at an exercise price of $0.75 per share in a private placement. The Company intends to use the proceeds for general corporate and working capital purposes. As of March 28, 2025, the Company has entered into securities purchase agreements with certain purchasers for the purchase of a total of 5,650 shares of Series C Stock for an aggregate purchase price of approximately $565,000.

