Form 10-Q
period 2025-03-31
AMAZE HOLDINGS, INC.
filed 2025-05-20
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 001-41147

Amaze Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2901 West Coast Highway, Suite 200	Newport Beach, CA 92663
(Address of principal executive offices)	(Zip Code)

(855) 766-9463

(Registrant’s telephone number, including area code)

 Fresh Vine Wine, Inc.

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

As of May 20, 2025, the registrant had 17,333,068 shares of common stock outstanding.

AMAZE HOLDINGS, INC.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern in the absence of obtaining additional financing;

●	our ability to obtain additional financing within timeframes required on terms acceptable to us, or at all;

●	the strategy or future operations of our company;

●	our company’s projected financial performance;

●	expectations concerning our relationships and actions with third parties;

●	our ability to retain or recruit, or effect changes required in, our officers, key employees or directors;

●	our ability to anticipate market needs and/or develop new or enhanced products or services to meet those needs;

●	our ability to manage our growth and expand our infrastructure;

●	our beliefs regarding future global and national macroeconomic conditions and the impact on us, creators and consumers;

●	the expected impact of quarterly and seasonal fluctuations on our operating results;

●	our ability to continue to protect our trademarks and other intellectual property rights, including our brand and reputation;

●	our ability to continue to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

●	expected competition in the markets in which we operate;

ii

●	the anticipated effect on our business and financial condition of litigation to which we are or may become a party;

●	our ability to operate, update or implement our IT systems;

●	our ability to protect and safeguard against cybersecurity risks and breaches;

●	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

●	our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures;

●	the potential liquidity and trading of our securities;

●	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

●	our ability to pay accrued dividends to the holders of our Series A Convertible Preferred Stock; and

●	any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans and the anticipated timing of filings.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in the other reports and documents that we file with the SEC, and in this Quarterly Report on Form 10-Q, including our ability to execute our plans and strategies; our limited operating history and history of losses; our financial position and need for additional capital; our ability to attract and retain our creator base and expand the range of products available for sale; we may experience difficulties in managing our growth and expenses; we may not keep pace with technological advances; there may be undetected errors or defects in our software or issues related to data computing, processing or storage; our reliance on third parties to provide key services for our business, including cloud hosting, marketing platforms, payment providers and network providers; failure to maintain or enhance our brand; our ability to protect our intellectual property; significant interruptions, delays or outages in services from our platform; significant data breach or disruption of the information technology systems or networks and cyberattacks; risks associated with international operations; general economic and competitive factors affecting our business generally; changes in laws and regulations, including those related to privacy, online liability, consumer protection, and financial services; our dependence on senior management and other key personnel; and our ability to attract, retain and motivate qualified personnel and senior management.

Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash	$456,809	$155,647
Restricted cash	27,505	—
Accounts receivable, net of allowances for credit losses of $9,476 and $13,400	6,937	6,966
Accounts receivable – other	48,213	—
Note receivable	—	3,500,000
Equity investment	462,500	466,500
Inventories	198,626	212,494
Prepaid expenses and other	505,259	33,830
Deferred offering costs	8,328	—
Interest receivable	—	36,888
Total current assets	1,714,177	4,412,325

Computer equipment, net	8,696	—
Goodwill	98,036,974	—

Total assets	$99,759,847	$4,412,325

Liabilities, and stockholders’ equity
Current liabilities
Accounts payable	$7,185,781	$1,108,777
Accrued compensation	387,167	—
Accrued creator commissions	2,461,410	—
Settlement payable	592,901	484,735
Accrued expenses	2,419,743	596,610
Accrued expenses - related parties	309,333	309,333
Accrued sales tax	2,012,462	—
Deferred revenue	4,273,960	1,919
Convertible notes payable, net of discount	586,296	432,105
Notes payable, current portion, net of discount	4,615,301	—
Total current liabilities	24,844,354	2,933,479

Total liabilities	24,844,354	2,933,479

Commitment and contingencies – Note 16

Stockholders’ equity
Series A preferred stock, $0.001 par value – 10,000 shares authorized at March 31, 2025 and December 31, 2024; 9,350 shares issued and outstanding at March 31, 2025 and December 31, 2024, preference in liquidation of $1,653,806 and $1,597,706 at March 31, 2025 and December 31, 2024, respectively	9	9
Series B preferred stock, $0.001 par value – 50,000 shares authorized at March 31, 2025 and December 31, 2024; 50,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, preference in liquidation of $7,500,000 at March 31, 2025 and December 31, 2024	50	50
Series C preferred stock, $0.001 par value – 100,000 and 0 shares authorized at March 31, 2025 and December 31, 2024, respectively; 6,150 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; preference in liquidation of $615,000 and $0 at March 31, 2025 and December 31, 20224, respectively	6	—
Series D preferred stock, $0.001 par value – 750,000 and 0 shares authorized at March 31, 2025 and December 31, 2024, respectively; 750,000 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; preference in liquidation of $75,000,000 and $0 at March 31, 2025 and December 31, 20224, respectively	750	—
Common stock, $0.001 par value - 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 16,713,398 shares issued and outstanding at March 31, 2025 and December 31, 2024	16,713	16,713
Additional paid-in capital	106,202,074	30,620,875
Accumulated deficit	(31,304,109)	(29,158,801)
Total stockholders’ equity	74,915,493	1,478,846

Total liabilities and stockholders’ equity	$99,759,847	$4,412,325

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues	$60,214	$104,568
Cost of revenues	62,790	215,816
Gross loss	(2,576)	(111,248)

Selling, general and administrative expenses	1,886,743	1,099,480
Equity-based compensation	—	1,626
Depreciation	558	—
Operating loss	(1,889,877)	(1,212,354)

Other income (expense)
Other income	27,240	39
Interest expense	(240,872)	—
Unrealized loss on equity investment	(4,000)	—
Gain on extinguishment of liabilities	18,301	—
Total other income (expense)	(199,331)	39

Net loss	(2,089,208)	(1,212,315)
Series A preferred dividends	56,100	30,000
Net loss attributable to common stockholders	$(2,145,308)	$(1,242,315)

Weighted averages shares outstanding
Basic	16,713,398	15,976,227
Diluted	16,713,398	15,976,227

Net loss per share - basic	$(0.13)	$(0.08)
Net loss per share - diluted	$(0.13)	$(0.08)

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Month Periods Ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	10,000	$10	—	$—	15,976,227	$15,976	$25,631,255	$(26,476,760)	$(829,519)
Issuance of Series B preferred stock	—	—	940	1	—	—	90,324	—	90,325
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	(30,000)	(30,000)
Equity-based compensation	—	—	—	—	—	—	1,625	—	1,625
Net loss	—	—	—	—	—	—	—	(1,212,315)	(1,212,315)
Balance, March 31, 2024	10,000	$10	940	$1	15,976,227	$15,976	$25,723,204	$(27,719,075)	$(1,979,884)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,350	$9	50,000	$50	—	$—	—	$—	16,713,398	$16,713	$30,620,875	$(29,158,801)	$1,478,846
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(56,100)	(56,100)
Issuance of Series C preferred stock and warrants	—	—	—	—	6,150	6	—	—	—	—	581,949	—	581,955
Issuance of Series D preferred stock and warrants	—	—	—	—	—	—	750,000	750	—	—	74,999,250	—	75,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,208)	(2,089,208)
Balance, March 31, 2025	9,350	$9	50,000	$50	6,150	$6	750,000	$750	16,713,398	$16,713	$106,202,074	$(31,304,109)	$74,915,493

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,089,208)	$(1,212,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	183,857	—
Depreciation expense	558	—
Unrealized loss on equity investment	4,000	—
Gain on extinguishment of liabilities	(18,301)	—
Equity-based compensation	—	1,626
Inventory write-down	—	110,366
Allowance for doubtful accounts	(3,927)	—
Changes in operating assets and liabilities
Accounts receivable	5,054	123,119
Accounts receivable – other	(48,213)	—
Inventories	13,868	55,175
Prepaid expenses and other	127,027	11,078
Deferred offering costs	(8,328)	(22,850)
Interest receivable	(41,293)
Accounts payable	(300,293)	591,501
Accrued compensation	29,878	—
Settlement payable	108,166	—
Accrued creator commissions	45,155	—
Accrued expenses	104,694	6,877
Accrued sales tax	20,861	—
Deferred revenue	503,491	2,609
Net cash used in operating activities	(1,362,954)	(332,814)

Cash flows from investing activities
Cash acquired through acquisition (Note 2)	591,686	—
Issuance of note receivable	(900,000)	—
Net cash used in investing activities	(308,314)	—

Cash flows from financing activities
Proceeds from notes payable	1,500,000	15,000
Proceeds from issuance of Series B preferred stock - net of issuance costs	—	90,325
Proceeds from issuance of Series C preferred stock – net of issuance costs	499,935	—
Net cash provided by financing activities	1,999,935	105,325

Net increase (decrease) in cash and restricted cash	328,667	(227,489)

Cash and restricted cash - beginning of period	155,647	336,340

Cash and restricted cash - end of period	$484,314	$108,851

Supplemental disclosure of non-cash investing and financing activities
Acquisition through issuance of Series D and Merger Warrants	$75,000,000	$—
Accrued expenses converted to Series C and warrants	$82,020	—
Forgiveness of note receivable and interest with note payable and interest from Acquisition	$4,478,181	$—
Accrued Series A dividends	$56,100	$30,000

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Effective March 24, 2025 (the “Effective Date”), Fresh Vine Wine, Inc. was renamed “Amaze Holdings, Inc.” (“Amaze”). Amaze Holdings, Inc. and its consolidated subsidiaries (“the Company”, “our”, “we”), is an innovative software company dedicated to empowering creators by providing comprehensive software solutions and services that facilitate e-commerce, social commerce, integrated commerce selling experiences, and the distribution of a premium wine brand. The Company is a Nevada corporation. In March 2025, the Company completed the acquisition of Amaze Software, Inc., see Note 2.

Principles of Consolidation and Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for the Company and its consolidated subsidiaries. The Company consolidates entities in which we have a controlling financial interest, typically the result of a majority voting interest. All significant intercompany accounts and transactions have been eliminated. The unaudited financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the financial statements. In certain instances, amounts reported in prior period financial statements have been reclassified to conform to the current financial statement presentation.

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $31.3 million as of March 31, 2025. Cash flows used in operating activities were approximately $1.4 million and $333,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had approximately $23.1 million working capital deficit, inclusive of approximately $457,000 in cash and $28,000 in restricted cash.

The Company received gross proceeds of approximately $615,000 from a preferred stock offering and $1,500,000 from the issuance of notes payable during the three months ended March 31, 2025.

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

The Company will need additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional financing, including potential proceeds pursuant to an equity line of credit entered into by the Company on May 6, 2025 (see Note 18), and the receipt of proceeds from the expected sales, the Company projects that the existing cash balance will be sufficient to fund current operations into 2026, after which additional financing or capital may be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Business Combination Agreement with Adifex

On November 3, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Pubco”), (ii) VINE Merger Sub Inc., a Delaware corporation and wholly subsidiary of Pubco (“VINE Merger Sub”), (iii) Adifex Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Adifex Merger Sub”), and (iv) Adifex Holdings LLC, a Delaware limited liability company (“Adifex”). On March 7, 2025, the parties mutually agreed to terminate the Business Combination Agreement.

Agreement and Plan of Merger with Amaze Software, Inc.

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the “Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2024 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation, the stockholders of Amaze Software, Inc., and Aaron Day, solely in his capacity as the Holders’ Representative. Amaze Software, Inc. is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software, Inc. with Amaze Software, Inc. as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of the Company’s common stock. See Note 2.

Termination of Agreement and Plan of Merger with Notes Live

On January 25, 2024, the Company, FVW Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Notes, Live, Inc., a Colorado corporation (“Notes Live”), entered into an Agreement and Plan of Merger (the “Notes Live Merger Agreement”) pursuant to which and subject to the satisfaction or waiver of certain conditions, Merger Sub would merge with and into Notes Live, with Notes Live continuing as a wholly-owned subsidiary of the Company. On July 31, 2024, the Notes Live Merger Agreement was terminated.

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

Restricted Cash

Included in the cash balance is a balance of approximately $28,000 and $0 as of March 31, 2025 and December 31, 2024, respectively. These funds are reserved as part of the ongoing legal dispute with Timothy Michaels, see Note 17. These funds are not available for disbursements.

Accounts Receivable, Net

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables and an evaluation of a reasonable forecast of future events. Accounts considered uncollectible are written off against the allowance. As of March 31, 2025 and December 31, 2024 there was approximately $9,000 and $13,000 in the allowance for doubtful accounts, respectively. Amounts written-off or recovered during the period were not material to the financial statements. No accounts receivable were written off during the 3-month periods ended March 31, 2025 or 2024. Recoveries of accounts receivable previously written off are recorded as income when received. No such recoveries were recorded during the 3-month periods ended March 31, 2025 or 2024. Provisions for (reductions to) the allowance for credit losses totaled $(3,927) and $0 for the 3-month periods ended March 31, 2025 and 2024, respectively.

Computer Equipment

Computer equipment are stated at cost, less accumulated depreciation. Additions and improvements to computer equipment are capitalized at cost. Depreciation of owned assets are computed using the straight-line method over the estimated useful lives. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in other income (expense) for the year. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition.

The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required.

The Company operates under two reporting units. The quantitative impairment test involves the comparison of the fair value of the reporting unit to its carrying value. The Company calculates the fair value of each reporting unit using either (i) a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount or (ii) a market approach. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time that the valuation is performed. The Company compares the estimate of fair value for the reporting unit to the carrying value of the reporting unit. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized in the amount of the excess.

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2024, the Company had no balance of goodwill. The balance of goodwill as of March 31, 2025 is derived from the Acquisition completed in March 2025. The Company is in the process of completing its formal valuation analysis to identify and determine the fair values acquired related to this Acquisition.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of March 31, 2025 and December 31, 2024, the Company had recorded no inventory allowance.

Deferred Offering Costs

Deferred offering costs primarily consists of legal fees and any other fees relating to the Company’s Series C preferred stock offering. The deferred offering costs were capitalized as incurred and were offset against proceeds from the sale of Series C preferred stock at the closing of the Company’s offering.

Investment in Equity Securities

The Company accounts for equity investments in public companies by adjusting the fair value at each reporting period based on the readily determinable fair value.

The Company holds one investment in Venu Holding Corp, previously known as Notes Live, Inc. As of March 31, 2025 and December 31, 2024, the Company recorded an unrealized loss of approximately $38,000 and $34,000, respectively.

Revenue recognition

E-commerce

The Company’s e-commerce revenue reflects merchandise sales, digital product sales and shipping domestically and internationally. Revenues are recognized as the Company transfers control of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue at a point in time. The Company has elected to account for shipping and handling as a fulfillment activity, with amounts billed to customers for shipping and handling included in total revenue.

ASC 606 notes that when another party is involved in providing goods or services to a customer, the entity should determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself (that is, the entity is a principal) or to arrange for those goods or services to be provided by the other party (that is, the entity is an agent). The Company does not bear responsibility for inventory losses and does not have pricing determination; therefore, the Company has determined it is the agent and revenue is therefore recognized as net sales.

Subscriptions

The Company also offers the option to have Amaze host custom domain names where subscribers can choose from available options. The annual fees vary depending on selections made at time of subscription. The Company also offers an option where subscribers can connect their store to their already established domain name. Each subscription includes a single type of performance obligation to transfer control of the subscription to the customer. Revenue is recognized over time, on a time elapsed method, as the customer simultaneously receives and consumes the benefits.

Wine Products

The Company’s wine revenue reflects the sale of wine domestically in the U.S. to wholesale distributors or DTC customers. Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single type of performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling as a fulfillment activity, with amounts billed to customers for shipping and handling included in total revenue.

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

Except for e-commerce and subscription revenues, products are sold for cash or on credit terms. Credit terms are established in accordance with local and industry practices, and typically require payment within 30-60 days of delivery or shipment, as dictated by the terms of each agreement. E-commerce and subscription revenues are generally paid immediately at the time of order by a customer. The Company has elected the practical expedient to not account for significant financing components as its payment terms are less than one year, and the Company determines the terms at contract inception.

The following table presents the percentages of total consolidated revenue disaggregated by sales channels for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Wholesale	4.7%	27.2%
Direct to consumer	65.3%	72.8%
E-commerce	(15.8)%	—%
Subscriptions	45.8%	—%
Total revenue	100.0%	100.0%

Contract Balances and Receivables

When the Company receives pre-orders or payment from a customer prior to transferring the product or services under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company will record deferred revenue when cash is collected from customers prior to the shipment date. The Company does not recognize revenue until control of the product is transferred and the performance obligation is met. When the Company does not receive payment from a customer prior to or at the transfer of the product under the terms of a contract, the Company records an accounts receivable.

Contract liabilities as of March 31, 2025, December 31, 2024, and January 1, 2024 were approximately $4.3 million, $2,000 and $3,000, respectively. The Company acquired contract liabilities totaling approximately $3.8 million in the Acquisition. Revenue recognized in the three months ending March 31, 2025 and 2024 from contract liabilities as of December 31, 2024 and December 31, 2023 was approximately $2,000 and $3,000, respectively.

Receivables with customers as of March 31, 2025, December 31, 2024, and January 1, 2024, were $6,937, $6,966 and $172,101, respectively.

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

	March 31, 2025
	Level 1	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$462,500	$462,500

	December 31, 2024
	Level 1	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$466,500	$466,500

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at March 31, 2025 and December 31, 2024, due to the short maturity nature of these items.

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

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of March 31, 2025 or December 31, 2024, and as such, no interest or penalties were recorded to income tax expense. As of March 31, 2025 and December 31, 2024, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

See Note 13 for further discussion of equity-based compensation incurred in 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, respectively, the Company extinguished certain liabilities that resulted in a gain on extinguishment of liabilities of approximately $18,000 and $0, respectively.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $7,000 and $145,000 for the three months ended March 31, 2025 and 2024, respectively, and are recorded in selling, general and administrative expenses in the consolidated statement of operation.

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

NYSE Listing Requirements

On September 8, 2023, the Company received a written notice (the “Notice”) from NYSE American stating that it was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”), which requires a listed company that has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years to maintain at least $4 million of stockholders’ equity. The Company reported stockholders’ equity of approximately $1.5 million as of December 31, 2024 and has had losses from continuing operations and/or net losses in each of the fiscal years ended December 31, 2020, 2021, 2022, 2023 and 2024. As required by the NYSE American, the Company submitted a plan to the NYSE American on October 9, 2023 addressing actions it has taken and how it intends to regain compliance with the continued listing standards within the required 18 month period ending March 8, 2025.

On November 21, 2023, the Company received notification (the “Acceptance Letter”) from NYSE American that the Company’s plan to regain compliance with NYSE American’s listing standards was accepted. The Acceptance Letter also stated that the Company is not in compliance with Section 1003(a)(i) of the Company Guide, which requires an issuer to have stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two out of its three most recent fiscal years. NYSE American granted the Company a plan period through March 8, 2025, to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide. If the Company was not in compliance with all continued listing standards by that date or if the Company did not make progress consistent with the plan during the plan period, the Company would be subject to delisting proceedings.

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

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 were effective for the Company beginning with its annual reporting periods beginning on January 1, 2024, and interim periods beginning in the first quarter of 2025. The Company adopted ASU 2023-07 using a retrospective approach for all prior periods presented. Other than the additional disclosures provided in Note 4, the adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements of the Company or its results of operations.

2. ACQUISITION

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the “Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2024 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation (“Amaze Software”), the stockholders of Amaze Software, and Aaron Day, solely in his capacity as the Holders’ Representative. Amaze Software is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the Acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of the Company’s common stock.

The Acquisition was recorded as a business combination on a preliminary valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and are significant to their fair value of the assets and liabilities (“Level 3” inputs). We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material. The following table details the approximate preliminary purchase price allocation as the acquisition date:

Cash	$592,000
Accounts receivable	24,000
Prepaid expenses and other	599,000
Computer equipment, net	9,000
Goodwill	98,037,000
Accounts payable	(6,363,000)
Accrued expenses	(2,236,000)
Accrued sales tax	(1,992,000)
Accrued creator commission	(2,416,000)
Deferred revenues	(3,768,000)
Note payable, current portion	(7,486,000)
Total net assets acquired	$75,000,000

Goodwill represents the excess of the purchase price consideration over the preliminary valuation of the net assets acquired.

Pro forma disclosure for the Amaze Software Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the quarter ended March 31, 2025, as if the Acquisition had taken place on January 1, 2025. The pro forma financial information is not necessarily indicative of the results of the operations as they would have been had the transactions been effected on the assumed date:

March 31, 2025
Sales	$109,948
Net loss	(4,690,381)

Pro forma information for the period from January 1, 2024 to March 31, 2024 is not provided as assumptions about management’s intent surrounding significant estimates could not be independently substantiated.

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

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(2,089,208)	$(1,212,315)
Less: dividends on Series A preferred stock	56,100	30,000
Net loss attributable to common stockholders	$(2,145,308)	$(1,242,315)

Denominator:
Basic – weighted shares outstanding	16,713,398	15,976,227
Dilutive effect from shares authorized	—	—
Diluted – weighted shares outstanding	16,713,398	15,976,227

Basic loss per share	$(0.13)	$(0.08)
Diluted loss per share	$(0.13)	$(0.08)

At March 31, 2025 and 2024, 95,266,222 and 15,237,751, respectively, shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

4. SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision makers, the Interim CEO Michael Pruitt and the CEO of the operating subsidiary Aaron Day, review certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

For all of the segments, the CODM uses segment revenues and segment gross margin for forecasting process. The CODM uses segment gross margin for evaluating product pricing. The CODM uses segment gross margin and segment operating loss in determining the compensation of certain employees.

During the periods presented, we reported our financial performance based on the following segments: Fresh Vine and Amaze Software. Fresh Vine segment primarily represents the wine operations. Amaze Software segment primarily represents e-commerce and subscription service operations.

As of March 31, 2025 Fresh Vine and Amaze Software had total segment assets of approximately $790,000 and $1,223,000, respectively. Total segment assets excludes goodwill of approximately $98,037,000. As of December 31, 2024 Fresh Vine and Amaze Software had total assets of approximately $4.4 million and $0, respectively.

The table below presents information about reported segments for the three months ended March 31, 2025 and 2024.

	March 31, 2025
	Fresh Vine	Amaze Software	Total
Revenues	$42,129	$18,085	$60,214
Gross loss	(1,246)	(1,330)	(2,576)
Operating loss	(1,015,064)	(874,813)	(1,889,887)

	March 31, 2024
	Fresh Vine	Amaze Software	Total
Revenues	$104,568	$—	$104,568
Gross loss	(111,248)	—	(111,248)
Operating loss	(1,212,354)	—	(1,212,354)

The segment Amaze Software was not part of the Company until the segment was acquired March 7, 2025. The Fresh Vine segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition.

5. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. The Company recorded $0 and $110,000 in inventory write down during the quarters ended March 31, 2025 and 2024, respectively. This write down was recorded in cost of revenue in the financial statements. The finished goods inventory was approximately $199,000 and $212,000 as of March 31, 2025 and December 31, 2024, respectively. This inventory included a valuation reserve of approximately $0 as of March 31, 2025 and December 31, 2024.

6. PREPAIDS AND OTHER EXPENSES

Prepaid expenses and other approximately consists of the following at:

	March 31, 2025	December 31, 2024
Prepaid creator commissions	$369,000	$—
Employee advance	19,000	24,000
Prepaid insurance	7,000	7,000
Other	13,000	3,000
Prepaids	408,000	34,000

VAT taxes	53,000	—
Payroll deposit	36,000	—
Security deposits	8,000	—
Total	$505,000	$34,000

7. NOTE RECEIVABLE

The Company and Amaze Software entered into a forgivable promissory note (the “Amaze Forgivable Note”) effective October 28, 2024, under which the Company agreed to lend to Amaze Software the principal sum of up to $3.5 million to facilitate continued operations. The Amaze Forgivable Note bears interest at 6.00% per annum until the closing date of the Business Combination, see Note 2. If the Business Combination did not close, the interest rate would have increased to 12% per annum from the date that negotiations ceased. The unpaid principal plus accrued interest was due and payable on the date that is 9 months after the date on which the Company or Amaze Software, Inc. provided notice to the other that negotiations had ceased if the Business Combination did not close. Provided there was no event of default, the Amaze Note would be forgiven on the date the Business Combination Agreement closes. The Amaze Note was secured by all of the assets of Amaze Software’s subsidiary, Amaze Holding Company LLC. The balance of the note receivable and accrued interest was $3,536,888 as of December 31, 2024. Effective March 7, 2025, the Company and Amaze Software amended the Amaze Forgivable Note to reflect an increase in the principal amount to up to $4.4 million, and to permit forgiveness of the total principal amount of $4,400,000 and accrued interest thereon as a result of the closing of the Acquisition. In March 2025, upon the completion of the Acquisition, this note receivable and related accrued interest was forgiven in connection with the derecognition of the note payable that was assumed in the Amaze Software business combination resulting in no net impact to the Company’s consolidated statement of operations.

8. EQUITY INVESTMENTS

In December 2023, the Company made a $500,000 investment for 50,000 shares of Class D common stock (formerly Class C common stock) of Venu Holdings Corporation (formerly known as Notes Live, Inc.). The Company recorded an unrealized loss of $4,000 and $0 in the quarters ended March 31, 2025 and 2024, respectively. The investment balance was $462,500 and $466,500 as of March 31, 2025 and December 31, 2024, respectively.

9. COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	March 31, 2025	December 31, 2024
Computer equipment	$9,254	$—
Accumulated depreciation	(558)	—
Total	$8,696	$—

The Company has a useful life of 2-6 years for computer equipment. Depreciation was $558 and $0 for the three months ended March 31, 2025 and 2024, respectively.

10. ACCRUED EXPENSES

Accrued expenses approximately consists of the following at:

	March 31,	December 31,
	2025	2024
Sponsorship agreements	$—	$50,000
Accrued refunds	216,000	—
Accrued interest	204,000	—
Accrued credit card charges	220,000	10,000
Accrued Series A Preferred Stock dividends	251,000	195,000
Legal and professional	318,000	86,000
Investment deposit	85,000	167,000
Terminated lease	1,014,000	—
Other accrued expenses	112,000	89,000
Total	$2,420,000	$597,000

11. NOTES PAYABLE

Set forth below is a summary of the Company’s outstanding notes payable as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Convertible notes	$600,000	$600,000
Less: discount on convertible notes	(13,704)	(167,895)
Total convertible notes, net of discount	586,296	432,105

2025 notes payable	1,650,000	—
Less: discount on notes	(120,334)	—
	1,529,666	—

2023 bridge notes	1,345,635	—
Blue Hawk, LLC promissory notes	950,000	—
ACH Capital West, LLC promissory note	790,000	—
Total notes payable	4,615,301	—

Total	$5,201,597	$432,105

2024 Convertible notes

In October 2024, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $600,000 of secured convertible promissory notes (“2024 Convertible Notes”) and 5-year warrants to purchase up to 740,000 shares of common stock at an exercise price of $0.40 per share. The 2024 Convertible Notes were issued with original issuance discount of 20%, resulting in gross proceeds of $500,000 to the Company. The 2024 Convertible Notes bear no interest unless an event of default occurs, and mature on April 4, 2025, and are secured by all assets of the Company. The 2024 Convertible Notes were not repaid on or before April 4, 2025. As a result, the notes bear interest at a rate of 10%. The 2024 Convertible Notes may be prepaid without penalty. Each 2024 Convertible Note is convertible into common stock, at the option of the holder, at a conversion price equal to $0.40.

The Company reviewed the warrants in connection with the securities purchase agreements under ASC 815 and concluded that the warrants are not in scope of ASC 480 and are not subject to the derivative guidance under ASC 815. Accordingly, the warrants were equity classified. As such the principal value of the 2024 Convertible Notes was allocated using the relative fair value basis of all instruments. As the warrants were issued with another instrument the purchase price was allocated using the relative fair value method (i.e., warrants at its fair value and the 2024 Convertible Notes at its principal value allocated using the relative fair value of the proceeds received and applied proportionally to the equity classified warrants and 2024 Convertible Notes).

2025 OID Notes

In February 2025, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $3,300,000 of Secured Original Issue Discount Promissory Notes (the “2025 OID Notes”) with original issuance discount of 10%. At the initial closing, the Company sold $1,650,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,500,000. The 2025 OID Notes bear no interest unless an event of default occurs, and mature on November 6, 2025. The 2025 OID Notes are secured by certain accounts of the Company pursuant to a pledge agreement that was entered into in connection with the issuance of the 2025 OID.

As part of the Acquisition of Amaze Software, the Company assumed the following debt:

Amaze Holdings, Inc Forgiven Note Payable

The Company assumed a $4,400,000 note payable and accrued interest in the Acquisition. This note was payable to Amaze Holdings, Inc. Immediately following the consummation of the business combination between Amaze Holdings, Inc. and Amaze Software, Inc., the consolidated Company offset the note payable assumed from Amaze Software with the note receivable held by Amaze Holdings, Inc.

2023 Bridge Notes

These notes were assumed in the Acquisition, see Note 2. As of March 31, 2025, the principal balance of this debt was approximately $1,300,000, which includes a 200% return on the principal sum. These 2023 Bridge Notes carry an interest rate of 10% and are due on demand after March 8, 2026. The 2023 Bridge Notes may be prepaid without penalty. The accrued interest balance as of March 31, 2025 is approximately $70,000.

Blue Hawk, LLC notes payable

These notes were assumed in the Acquisition, see Note 2. As of March 31, 2025, the principal balance of this debt is $950,000 and carries an interest rate of $8%. These notes are currently due on demand.

ACH Capital West, LLC promissory note

As of March 31, 2025, the principal balance of this debt was $790,000. The note is due September 2025. The loan has an interest rate of 77.64% and is paid in weekly installments ranging from $25,000 to $29,536 that began in March 2025.

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount
2025 (nine months)	$4,545,637
2026	790,000
2027	—
2028	—
Total	$5,335,635

12. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On July 27, 2023, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Stock”), which was amended on August 1, 2023 prior to the issuance of any shares of Series A Stock by filing Amendment No. 1 thereto (as so amended, the “Series A Certificate”). The Series A Certificate designates 10,000 shares of the Company’s undesignated preferred stock as Series A Stock and establishes the rights and preferences of Series A Stock.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement shares of Series A Stock.

Pursuant to the Securities Purchase Agreement, the Purchasers collectively agreed to purchase up to 10,000 shares of Series A Stock at a per share purchase price equal to $100.00 (the “Stated Value”), for total gross proceeds of up to $1.0 million. The Purchasers agreed to purchase 4,000 shares of Series A Stock for an aggregate purchase price of $400,000 at an initial closing of the offering (the “Initial Closing”), which occurred on August 2, 2023. The Securities Purchase Agreement provided that the Company will issue and sell to the Purchasers, and the Purchasers will purchase, an additional 4,000 shares of Series A Stock at a second closing, which occurred on September 7, 2023. The Securities Purchase Agreement provided that the Company will issue and sell to the Purchasers, and the Purchasers will purchase, an additional 2,000 shares of Series A Stock at an optional closing, which occurred on December 1, 2023.

Each share of Series A Stock is convertible, at any time and from time to time from and after the date of the Initial Closing at the option of the holder thereof, into the number of shares of common stock (“Conversion Shares”) calculated by dividing the Stated Value by a conversion price of $0.10. However, if the Company’s common stock fails to continue to be listed or quoted for trading on a stock exchange, then the conversion price thereafter will mean the lesser of (i) $0.10, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the conversion price shall not be less than $0.05 (the “Floor Price”). The conversion price is subject to standard adjustments based stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing conversion price.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A Stock will (i) first be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 150% times the Stated Value for each share of Series A Stock before any distribution or payment shall be made to the holders of any junior securities and (ii) then be entitled to participate in the distribution of remaining assets with the holders of common stock on an as-if-converted to common stock basis (disregarding for such purposes any conversion limitations).

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

The shares of Series A Stock will vote with the common stock as a single class on all matters submitted to a vote of stockholders of the Company other than any proposal to approve the issuance of shares of common stock in excess of the Exchange Share Cap or the Individual Holder Share Cap. The Preferred Shares will vote on an as-converted to common stock basis, taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap, if and as applicable; however, solely for purposes of determining voting rights, the conversion price shall be equal to the most recent closing sale price of the common stock as of the execution and delivery of the Securities Purchase Agreement.

The Series A Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends that the Company is legally obligated to pay at:

	March 31, 2025	December 31, 2024
Series A preferred stock	$251,306	$195,206

The following activity is related to Series A converted during the periods ended below during the three-month and twelve-month periods ended below:

	March 31,	December 31,
	2025	2024
Series A Preferred Stock converted shares	$—	$650
Series A Preferred Stock converted	$—	$65,000
Series A Preferred Stock dividends converted	$—	$9,717

Series B Convertible Preferred Stock

On March 14, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate”). The Series B Certificate designates 50,000 shares of the Company’s undesignated preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Stock”) and establishes the rights and preferences of Series B Stock.

During 2024, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company agreed to issue and sell in a private placement shares of Series B Stock. In 2024, 50,000 shares of Series B Stock had been sold for a total in gross proceeds of $5 million.

Each share of Series B Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $0.45 (the “Conversion Ratio”), subject to the limitations described below. However, if the Company’s common stock fails to be listed or quoted for trading on a stock exchange (currently, the NYSE American), then the “conversion price” thereafter will mean the lesser of (i) $0.45, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the conversion price shall not be less than $0.05 (the “Floor Price”). The conversion price is subject to standard adjustments based stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing Floor Price.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series B Stock will be entitled to be paid, on a pari passu basis with the payment of the liquidation preference afforded to holders of Series A Stock and any other class or series of capital stock that expressly ranks pari passu with the Series B Stock in liquidation preference, an amount equal to 150% times the Stated Value, plus any accrued but unpaid dividends, before any distribution or payment will be made to the holders of common stock. Any remaining assets available for distribution will be distributed pro rata among the holders of shares of Series A Stock, Series B Stock, Series C Stock, Series D Stock and common stock.

Except for stock dividends or distributions for which adjustments are to be made pursuant to antidilution provisions of the Series B Certificate, holders of Series B Stock shall be entitled to receive dividends on shares of Series B Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock.

The Company may redeem (i) up to 75% of the issued and outstanding Series B Stock for a price per share equal to 150% of the Stated Value thereof if such redemption occurs within six months from the date of issuance, and (ii) up to 50% of the issued and outstanding Series B Preferred Shares for a price per share equal to 200% of the Stated Value thereof if such redemption occurs after six months but before the expiration of twelve months from the date of issuance.

The Series B Stock will vote with the common stock and the Series A Stock as a single class on all matters submitted to a vote of stockholders of the Company other than any proposal to approve the issuance of shares of common stock upon the conversion of Series B Stock in excess of the Exchange Share Cap or the Individual Holder Share Cap. The shares of Series B Stock will vote on an as-converted to common stock basis, taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap, if and as applicable; however, solely for purposes of determining voting rights, the Conversion Price with respect to each share of Series B Stock shall be equal to the most recent closing sale price of the common stock as of the execution and delivery of the securities purchase agreement or other subscription or similar agreement pursuant to which such share of Series B Stock was issued by the Company.

The Company previously engaged The Oak Ridge Financial Services Group, Inc. (“Oak Ridge”) to serve as a financial advisor to the Company in connection with capital raising activities. In connection with the Series B Stock offering, the Company has agreed to pay Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses. In addition, the Company issued to Oak Ridge (or its designee) seven-year warrants to purchase up to a total of 300,000 shares of the Company’s common stock at an exercise price equal to $0.50 per share. In 2024, the total offering costs in connection with Series B Stock issuances were approximately $201,000.

The issuance activity of the Series B Stock is summarized below:

	Three months ended
	March 31,
	2025	2024
Series B preferred stock shares issued	$—	$940
Net proceeds	$—	$94,000

The Series B Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

Series C Convertible Preferred Stock

On March 25, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate”). The Series C Certificate designates 100,000 shares of the Company’s undesignated preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Stock”) and establishes the rights and preferences of Series C Stock.

During the first quarter of 2025, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company agreed to sell in a private placement shares of Series C Stock at a purchase price of $100.00 per share, plus warrants to purchase common stock at an exercise price of $0.75 with 100% warrant coverage. As of March 31, 2025, 6,150 shares of Series C Stock have been sold for a total in gross proceeds of $615,000.

Each share of Series C Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $0.75 per share (the “Conversion Ratio”), subject to the limitations described below. The conversion price is subject to standard weighted average anti-dilution protection.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series C Stock will be entitled to be paid, on a par passu basis with holders of any parity securities, including Series A Stock and Series B Stock, an amount equal to the Stated Value, plus any accrued but unpaid dividends, before any distribution or payment will be made to the holders of junior securities, including Series D Stock and common stock. Any remaining assets available for distribution to stockholders will be distributed among the holders of Series A Stock, Series B Stock, Series C Stock, Series D Stock and common stock, pro rata based on the number of shares held by each such holder on an as-if converted basis.

Holders of Series C Stock are entitled to receive dividends (on an as-if converted basis) equal to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the common stock.

The Series C Stock will vote with the common stock as a single class on an as-converted basis on all matters submitted to a vote of the Company’s stockholders (taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap as described below). However, the Series C Stock is not entitled to vote on any proposal to approve the issuance of shares of common stock upon the conversion of Series C Stock in excess of the Exchange Share Cap or the Individual Holder Share Cap, in each case as required by NYSE American rules. In addition, solely for purposes of determining voting rights (and not the Conversion Ratio), the conversion price will be equal to the most recent closing sale price of the common stock as of the date of execution and delivery of the Series C Purchase Agreement pursuant to which such share of Series C Stock was initially issued.

The Company previously engaged Oak Ridge to serve as a non-exclusive financial adviser to the Company in connection with its capital raising activities. The Company has agreed to pay Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company from the sale of the Series C Stock to investors introduced by Oak Ridge, and to reimburse Oak Ridge for its out-of-pocket expenses.

The issuance activity of the Series C Stock is summarized below:

	Three months ended
	March 31,
	2025	2025
Series C preferred stock shares issued	$6,150	$—
Net proceeds	$581,955	$—

The Series C Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

Series D Convertible Preferred Stock

On March 7, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate”). The Series D Certificate designates 750,000 shares of the Company’s undesignated preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Stock”) and establishes the rights and preferences of Series D Stock.

During the first quarter of 2025, as the consideration paid in the Merger Agreement, the Company issued 750,000 shares of Series D Stock, plus warrants to purchase common stock at an exercise price of $0.80 per share.

Each share of Series D Stock is convertible at any time at the option of the holder into the number of shares of common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $0.80 per share (the “Conversion Ratio”), subject to the limitations described below. In addition, upon the Company’s stockholders approving the issuance of shares of common stock upon conversion of the Series D Stock in accordance with the listing rules of the NYSE American LLC Company Guide, each share of Series D Stock will automatically convert into a number of shares of common stock based on the Conversion Ratio. The conversion price is subject to standard weighted average anti-dilution protection.

Upon the liquidation, dissolution or winding-up of the Company, the holders of Series D Stock will be entitled to be paid an amount equal to the Stated Value, plus any accrued but unpaid dividends, before any distribution or payment will be made to the holders of common stock. Any remaining assets available for distribution to stockholders will be distributed among the holders of Series A Stock, Series B Stock, Series C Stock, Series D Stock and common stock, pro rata based on the number of shares held by each such holder on an as-if converted basis.

Holders of Series D Stock are entitled to receive dividends (on an as-if converted basis) equal to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the common stock.

The Series D Stock will vote with the common stock as a single class on an as-converted basis on all matters submitted to a vote of the Company’s stockholders (taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap as described below). However, the Series D Stock is not entitled to vote on any proposal to approve the issuance of shares of common stock upon the conversion of Series D Stock in excess of the Exchange Share Cap or the Individual Holder Share Cap, in each case as required by NYSE American rules. In addition, solely for purposes of determining voting rights (and not the Conversion Ratio), the conversion price will be equal to the most recent closing sale price of the Common Stock as of the date of entering into the Merger Agreement pursuant to which such share of Series D Stock was initially issued.

Preferred Stock Liquidation Rights

Preferred stock carries certain preference rights related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. With respect to distributions upon liquidation of the Company, the Series A Stock, Series B Stock and Series C Stock rank senior to the Series D Stock and common stock and rank equally among themselves. As of March 31, 2025, the liquidation preference of the preferred stock is based on the following order: first, Series A Stock with a preference value of $1,653,806, which includes cumulative accrued unpaid dividends of $251,306, Series B Stock with a preference value of $7,500,000 and Series C Stock with preference value of $615,000, each ranking equally upon liquidation, and second, Series D Stock with a preference value of $75,000,000. As of December 31, 2024, the liquidation preference of the preferred stock is based on the following order: first, Series A Stock with a preference value of $1,597,706, which includes cumulative accrued unpaid dividends of $195,206, and Series B Stock with a preference value of $7,500,000, each ranking equally.

13. EQUITY-BASED COMPENSATION

Stock Options

Stock option activity for three month period ended March 31, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	69,892	$3.04	7.67
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2025	69,892	$3.04	7.43

Exercisable at March 31, 2025	69,892	$3.04	7.43

Equity-based compensation expense totaling $0 and $1,626 has been recognized relating to these stock options during the three months ended March 31, 2025 and 2024, respectively.

Warrants

As disclosed in Note 12, 300,000 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock. In 2024 the Company issued 740,000 warrants in connection with the 2024 Convertible Notes described in Note 11.

In March 2025, 1,230,000 warrants were granted with the sale of Series C Preferred Stock and 8,750,000 were granted with the issuance of Series D Preferred Stock. See Note 12.

Warrant activity for three-month period ended March 31, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	4,293,969	$1.33	3.65
Granted	9,980,000	0.79	4.94
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2025	14,273,969	$0.95	4.48

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

14. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of March 31, 2025. No income tax expense or benefit was recorded for the three months ended March 31, 2025 and 2024 due to the Company’s net loss position.

15. SUPPLIER AND CUSTOMER CONCENTRATION

A significant portion of the Company’s supplier expenses in the first three months of 2025 comes from three suppliers. For the three month period ended March 31, 2025, approximately 78% of the Company’s direct expenses came from these three suppliers. The suppliers are a result of the Acquisition in March 2025 and therefore did not impact the three-month period ending March 31, 2024. For the three-month period ended March 31, 2024, the wine business did not have supplier concentrations.

For the three months ended March 31, 2025, there was no customer concentration for the Company. However, prior to the Acquisition in March 2025, there was customer concentration for the three-month period ended March 31, 2024. For the three-month period ending March 31, 2024, approximately 81% of the Company’s wholesale revenue came from three national distributor customers. At March 31, 2024, these customers accounted for 60% of accounts receivable.

16. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, there was $309,333 outstanding under these agreements.

17. LEGAL PROCEEDINGS

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. At March 31, 2025 and December 31, 2024, $592,901 and $484,735, respectively, was accrued as a settlement payable.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands $868,513.34 in unpaid rent plus attorneys’ fees. On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. The matter remains in discovery.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. The litigation is in its early stages and the parties will soon be conducting discovery.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims damages of $202,000.

18. SUBSEQUENT EVENTS

 2025 OID Notes

On April 14 and April 15, 2025, the Company sold an additional $1,100,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,000,000 to the Company. These 2025 OID Notes contain the same terms as the 2025 OID Notes issued in February 2025 (see Note 11), except that $825,000 aggregate principal amount of 2025 OID Notes mature on January 14, 2026 and $275,000 aggregate principal amount of 2025 OID Notes mature on January 15, 2026.

Business Loan and Security Agreement

On May 5, 2025, the Company and its wholly owned subsidiaries Amaze Software and Amaze Holding Company LLC entered into a Business Loan and Security Agreement (the “Business Loan Agreement”) with Balanced Management, LLC (the “Lender”). The Business Loan Agreement provides for a 10-month term loan in the principal amount of $225,000 with a total interest expense of $78,750. Commencing June 16, 2025, the Company is required to make 33 weekly payments of $7,500 and a balloon payment of $56,250 in week 40. The term loan is secured by a continuing security interest in all of the assets of the Company and its Subsidiaries. In addition, the Company agreed to issue to the Lender, within 60 days of the date of the Business Loan Agreement, 5-year warrants to purchase up to 1,600,000 shares of the Company’s common stock at an exercise price of $.75 per share.

Securities Purchase Agreement (equity line of credit)

On May 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell from time to time to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of the Company’s common stock and (ii) the Exchange Cap (as defined in the agreement), subject to certain conditions and limitations contained in the Purchase Agreement. As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company agreed to issue to the Purchaser (i) on the date of the Purchase Agreement, 543,501 shares of common stock and (ii) after the date of the Purchase Agreement, a number of shares of Common Stock equal to $262,500, issuable on a pro rata basis simultaneously with the delivery of any shares of Common Stock purchased under the Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements”. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “we,” “us,” “our” “Amaze Holdings,” “Amaze” and the “Company” refer to Amaze Holdings, Inc.

Overview

On March 7, 2025, Fresh Vine Wine, Inc., which subsequently changed its name to Amaze Holdings, Inc. (the “Company,” “we,” “our,” or “us”) completed its acquisition of Amaze Software, Inc. and its subsidiaries (“Amaze Software”). Accordingly, the financial results for the quarter ended March 31, 2025 reflect the full operations for Amaze Holdings, Inc. and approximately three weeks of the acquired entities. This marks a significant corporate transition and strategic pivot toward a platform-based digital commerce business focused on enabling creators and brands to monetize through direct audience engagement.

Our business is currently organized in two reporting segments: E-commerce/Subscriptions and Wine Products.

The E-Commerce segment operates a creator-focused, end-to-end commerce platform designed to streamline product sales, subscription offerings, and digital content delivery. Our tools support a diverse range of creators—from independent digital entrepreneurs to small businesses—by integrating storefront customization, payment processing, merchandising, and performance analytics. While the Amaze platform enables a variety of monetization models, our financial results are categorized into revenue channels consistent with historical presentation.

We calculate net revenue percentage by channel as net revenue made through our wholesale channel to distributors, through our wholesale channel directly to retail accounts, and through our DTC channel, respectively, as a percentage of our total net revenue. We monitor this segmentation to evaluate the effectiveness of our distribution model and resource allocation strategies.

Amaze operates on an asset-light model, leveraging third-party resources, including custom and on-demand production facilities. This operational approach mitigates many risks associated with launching new brands, such as excess inventory and delays in product availability. By sourcing products from a network of geographically diverse suppliers, Amaze reduces reliance on any single vendor and enhances the availability and flexibility of product inputs. This is particularly crucial in today’s market, where there is a growing demand for local, just-in-time manufacturing solutions.

The Wine Product’s segment includes the sale of “Fresh Vine” wines across the United States and Puerto Rico through wholesale, and direct-to-consumer (DTC) channels. Amaze’s core wine offerings are priced strategically to appeal to mass markets and sell at a list price between $15 and $25 per bottle.

Recent Developments

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2024 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation (“Amaze Software”), the stockholders of Amaze Software, and Aaron Day.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). See Note 12 for additional information.

The Acquisition was recorded as a business combination. The assets acquired and liabilities assumed have been recorded at their respective net book values until an assessment of the acquisition date fair values can be completed using unobservable inputs that are supported by little or no market activity and are significant to their fair value of the assets and liabilities (“Level 3” inputs). We expect to complete our purchase price allocation as soon as reasonably possible, including the assessment of the acquisition date fair values, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material.

Key Financial Metrics

We use net revenue, gross profit (loss) and net income (loss) to evaluate the performance of Amaze Holdings. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Three months ended March 31,
	2025	2024
Net revenue	$60,214	$104,568
Gross loss	$(2,576)	$(111,248)
Net loss	$(2,089,208)	$(1,212,315)

Components of Results of Operations and Trends That May Impact Our Results of Operations

Net revenue

As a result of the Acquisition, our net revenue consists primarily of merchandise sold to fans of creators around the world, which together comprise our creator channel, and directly to individual consumers through our marketplace channel. Net revenues generally represent merchandise sales, digital product sales and shipping. For merchandise sales, revenues are recognized at time of shipment or delivery, depending on the shipping terms. For any subscription sales, revenue is recognized as Monthly Active Users (“MAU”).

We refer to the Gross Merchandise Value as “GMV”. GMV consists of a markup or commission added to our wholesale price that we provide creators on our platforms.

The following factors and trends in our E-commerce business have driven our net revenue results and are expected to be key drivers of our net revenue for the foreseeable future:

Brand recognition: Building strong brand recognition is a cornerstone of our growth strategy as we work to position Amaze as a leading platform in the creator economy for both creators and consumers. As the platform scales, we are focused on driving visibility and awareness across multiple formats and marketing channels, leveraging both traditional methods and cutting-edge digital practices to create a lasting and recognizable presence in creators’ and consumers’ minds.

One of the most impactful sources of brand awareness comes through social media channels, which serve as a primary engagement driver for both creators and their audiences. By focusing on a social-first approach, we aim to cultivate a brand identity closely tied to modern, digital-first communities, where creators already engage with their fans. Campaigns targeting key verticals and personas across platforms such as Instagram, TikTok, X, and YouTube are designed to highlight the capabilities of our platform while amplifying the voices of our creators. This multi-channel strategy is intended to ensure that both creators and fans recognize Amaze as the go-to destination for personalized, creator-driven products and experiences.

Furthermore, our brand awareness and affinity are closely intertwined with the image, popularity, and success of the millions of creators on our platform. Creators actively promote our platform on a daily basis, building visibility for Amaze organically through their fan-focused activities. Most creators incorporate a direct link to their Amaze store through their personalized URLs to market and drive traffic to their storefronts. This approach creates a direct relationship between the creator’s brand and the Amaze platform, reinforcing our brand equity at scale.

We believe what sets Amaze apart is how we manage the creator-to-fan sales funnel while maintaining full control of key consumer data. Unlike some platforms that relinquish fan data to creators, Amaze centralizes the control and ownership of all fan interactions and data for purchases made within our ecosystem. When fans engage with any of our creators’ stores, whether on individual storefronts or in the broader marketplace, their activity is captured directly by Amaze. This strategic approach ensures that we retain granular insights into fan purchasing patterns, interests, and activity across the network.

Our ability to collect and analyze this database of fan behavior and buying patterns is a critical element of building long-term brand success. These insights enable us to design data-driven marketing strategies and personalized campaigns to re-engage fans, recommend new products, and fine-tune marketplace operations to maximize fan satisfaction and retention. By maintaining ownership of all marketing and consumer data, we believe Amaze is well-positioned to deepen brand loyalty and deliver highly relevant experiences, further cementing our reputation as the premier creator-driven platform.

As we continue to expand our marketing efforts, we are employing both traditional marketing initiatives and modern digital strategies to enhance Amaze’s visibility. Traditional tactics like sponsorships, partnerships, and event promotions work in tandem with influencer collaborations, creator-led advertisements, and organic social media campaigns. Together, these approaches amplify our reach and position Amaze as a household name among creators and fans alike.

Looking ahead, we see significant opportunity in leveraging our existing creator base to further amplify brand recognition. As creators succeed and grow their audiences, their affinity with the Amaze platform naturally amplifies their promotion. This symbiotic relationship ensures that as our creators grow their businesses, the Amaze brand becomes increasingly synonymous with creator success. By focusing on strategies that build awareness among creators and fans, while leveraging our unique control of fan interactions and data, we believe Amaze will continue to establish itself as a powerful and widely recognized brand in the creator economy.

With millions of daily interactions occurring on our platform and creators naturally bringing fans to Amaze, we are building an ecosystem where brand recognition and loyalty are deeply embedded, driving sustainable growth and trust in the platform. This holistic approach ensures that both creators and consumers see Amaze not just as a tool but as an indispensable partner in their shared creative journey.

Technology and Product evolution: As a relatively new, high-growth brand, we expect and seek to learn from our consumers. We intend to continuously evolve and refine our products to meet our consumers’ specific needs and wants, adapting our offering to maximize value for our consumers and stakeholders. We are constantly bringing on new suppliers, products and services to help creators in every step of their business evolution.

Distribution expansion and acceleration: With creators (sellers) in over 100 countries around the world, we expect to continue to bring on “in-country supply” from hundreds of new suppliers to lower shipping costs, delivery times and address local culture and trending needs.

Seasonality: In line with industry norms, we anticipate our net revenue peaking during the quarter spanning from October through December due to increased consumer demand around the major holidays. This is particularly true in our marketplace revenue channel, where marketing programs will often be aligned with the holiday season and product promotions will be prevalent.

Revenue Channels

For the three months ended March 31, 2025, our revenues were derived from the following channels:

  Wholesale Channel (to distributors and retail accounts): Includes physical product sales of wine and branded merchandise, primarily through third-party distributors. While the legacy business historically operated through this channel, the first quarter of 2025 reflects a few weeks of activity from acquired subsidiaries.
  Direct-to-Consumer (DTC) Channel: Includes all sales made directly to consumers through our owned and creator-operated storefronts, including physical merchandise, digital content, and subscriptions sold via the Amaze platform. These revenues reflect the operational backbone of our post-merger strategy and were the dominant revenue source during the quarter. DTC also include wine sales from the Company’s legacy Fresh Vine operations.
29

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

	Three months ended
	March 31,
	2025	2024
Wholesale	4.7%	27.2%
Direct to consumer	65.3%	72.8%
E-commerce	(15.8)%	—%
Subscriptions	45.8%	—%
Total revenue	100.0%	100.0%

Cost of Revenues

Cost of revenues is comprised of all wine related direct product costs such as finished goods, processing fees and potentially inventory stocking fees, and domain hosting costs. Packaging is usually part of the shipping revenue which is separate from the merchandise revenue with a different gross margin target. We carry very little inventory, so our core supply chain function is to drive wholesale prices down while improving overall quality of product. We target different gross margins for physical products, digital products and freight. If we are reselling an existing branded product or a custom product, it might have a different gross margin attribution.

The Company breaks out shipping fees in all freight revenues. These fees are paid by end consumers at time of order and subsequently itemized within the cost of each individual sale. We push for all our suppliers to use our global freight accounts to maximize volume and discounts and to maintain healthy margins on freight.

For most of our physical products we regularly monitor the cost of the blanks (base product) as we see very little movement over time in the personalization cost of a product, but we do have substantial buying power, and we do work aggressively with all the equipment and consumable suppliers to get “best in class” pricing.

Gross Profit (Loss)

Gross loss is equal to our net revenue less cost of revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of selling expenses, marketing expenses, and general and administrative expenses. Selling expenses consist primarily of direct selling expenses in our managed services channels, including payroll and related costs, product samples, processing fees, and other outside service fees or consulting fees. Marketing expenses consist primarily of advertising costs to promote brand awareness, contract fees incurred because of significant agency partnership agreements, customer retention costs, payroll, and related costs. General and administrative expenses consist primarily of payroll and related costs.

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

Results of Operations

	Three months ended
	March 31,
	2025	2024
Net revenue	$60,214	$104,568
Cost of revenues	62,790	215,816
Gross profit (loss)	(2,576)	(111,248)
Selling, general and administrative expenses	1,886,743	1,099,480
Equity-based compensation	—	1,626
Depreciation	558	—
Loss from operations	(1,889,877)	(1,212,354)
Other income	27,240	39
Interest expense	(240,872)	—
Unrealized loss on equity investment	(4,000)	—
Gain on extinguishment of liabilities	18,301	—
Net loss	$(2,089,208)	$(1,212,315)

Comparison of the three months ended March 31, 2025 and 2024

Net Revenue, Cost of Revenues and Gross Profit (Loss)

	Three months ended March 31,		Change
	2025	2024	$	%
Net revenue	$60,214	$104,568	(44,354)	-42%
Cost of revenues	62,790	215,816	(153,026)	-71%
Gross loss	$(2,576)	$(111,248)	108,672	98%

Revenue

Total net revenue for the three months ended March 31, 2025 was approximately $60,000, down 42% from approximately $105,000 in the first quarter of 2024. The decrease in net revenue was mostly attributable to decreasing sales and marketing spending as the Company was planning for the Acquisition during the first quarter of 2025.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended March 31, 2025 was approximately $63,000 as compared to $216,000 for the three months ended March 31, 2024. This represents an improvement from the first quarter of 2024, when cost of revenues also exceeded net revenue, leading to a gross loss of approximately $111,000 for the three months ended March 31, 2024 as compared to a gross loss of $3,000 for the three months ended March 31, 2025. Our improved margin profile is attributed to the operating leverage of the Amaze platform, which enables high-margin digital and physical sales with lower incremental cost compared to traditional wholesale models.

Selling, general and administrative expenses

	Three months ended March 31,		Change
	2025	2024	$
Selling expenses	$207,422	$84,372	$123,050
Marketing expenses	6,969	145,026	(138,057)
General and administrative expenses	1,672,352	870,082	1,527,326
Total selling, general and administrative expenses	$1,886,743	$1,099,480	$787,263

Selling, general, and administrative (SG&A) expenses increased to approximately $1.9 million in the first quarter of 2025, compared to $1.1 million in the first quarter of 2024. The increase primarily reflects higher operating costs associated with Amaze’s creator-focused business model, including personnel, legal and professional services related to the reverse merger, and marketing costs to support platform growth. We expect the composition and scale of SG&A to shift in the second quarter as consolidated operations begin to normalize post-merger.

Other Income and Expenses

Other income for the first quarter of 2025 totaled approximately $27,000, while interest expense came in at approximately $241,000, largely tied to new financing instruments. We recorded a $4,000 unrealized loss on our investment in Venu Holdings Corp. and approximately $18,000 gain on extinguishment of liabilities due to payables settlement. Other income for the first quarter of 2024 totaled $39.

Net Loss

The net loss for the first quarter of 2025 was approximately $2.1 million, or $(0.13) per share, compared to a net loss of $1.2 million, or $(0.08) per share, in the first quarter of 2024.

Cash Flows

	Three months ended
	March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$(1,362,954)	$(332,814)
Investing activities	(308,314)	—
Financing activities	1,999,935	105,325
Net (decrease) increase in cash and restricted cash	$328,667	$(227,489)

Net cash used in operating activities was approximately ($1,363,000) and ($333,000) for the three months ended March 31, 2025 and 2024, respectively. Cash used in operating activities increased in the three months ended March 31, 2025 primarily due to the activity from the acquisition in March 2025, such as the increase in deferred revenue, accrued expenses and prepaids, and legal and professional fees in connection the Acquisition.

Net cash used in investing activities was approximately ($308,000) and $0 for the three months ended March 31, 2025 and 2024, respectively. This was mostly attributed to the note receivable issued to Amaze Software, Inc. prior to the Acquisition. See Note 2.

Net cash provided by financing activities was approximately $2.0 million and $105,000 for the three months ended March 31, 2025 and 2024, respectively. The difference is mostly attributed to the proceeds from note payable of $1.5 million and net proceeds from issuance of Series C Stock of approximately $500,000 in 2025.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $2.1 million and $1.2 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $31.3 million and a total stockholders’ equity of approximately $74.9 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of March 31, 2025, we had approximately $484,000 in cash and restricted cash, $7,000 in accounts receivable, $199,000 in inventory and $505,000 in prepaid expenses. On March 31, 2025, current assets amounted to approximately $1.7 million and current liabilities were approximately $24.8 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $23.1 million.

Management expects the results of operations for the second quarter of 2025 to provide a more comprehensive view of the combined business, as the business combination with Amaze Software, Inc. was completed in March 2025. As such, the first quarter of 2025 includes only a few weeks of the acquired subsidiaries results post-merger, and the second quarter will be the first full quarter reflecting consolidated operations.

As disclosed under Part II, Item 1 (Legal Proceedings) of this report, the Company has been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, awarding an additional $21,644 in damages. The Company petitioned the supreme court for review on March 12, 2025 and on May 13, 2025 the supreme court denied the petition. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict and the existence of continued litigation may impact the ability of management to focus on other business matters. Furthermore, the Company will be required to post an appeals bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeals bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

At the current reduced pace of incurring expenses and with receipt of additional financing, including potential proceeds pursuant to an equity line of credit entered into by the Company on May 6, 2025 (see Note 18) and the receipt of proceeds from the expected sales of inventory, the Company projects that the existing cash balance will be sufficient to fund current operations into 2026. The Company may require additional debt or equity financing to satisfy its existing obligations and sustain existing operations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Financing Transactions,” and as described in this report under the caption “Liquidity and Capital Resources” and Notes 11, 12 and 18 to our financial statements.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q. The Company follows these policies in preparation of the financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024 due to the material weaknesses in internal control over financial reporting as described below.

Material Weaknesses in Internal Control Over Financial Reporting; Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions and (ii) the lack of controls to prevent a misstatement in accounting for sales refunds, gross vs. net presentation of revenues, cash account foreign currency transaction adjustments, and accounts payable in a timely manner. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take the actions to implement the processes described below.

Lack of segregation of duties. To ensure timely and accurate financial reporting, management is designing processes to keep authorization, recordkeeping, custody of assets, and reconciliation duties separate, and intends to reevaluate its overall staffing levels within the accounting, finance and information technology departments and may hire additional staff to enable segregation of duties.

Review of account reconciliations. To ensure timely and accurate financial reporting, management intends to design and implement additional internal controls to ensure proper support is obtained and reconciled in a timely manner for all general ledger accounts.

Once the above actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated and our internal controls over financial reporting are effective, we will consider these material weaknesses fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review and on May 13, 2025 the supreme court denied the petition. At March 31, 2025 and December 31, 2024, $592,901 and $484,735, respectively, was accrued as a settlement payable.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands $868,513.34 in unpaid rent plus attorneys’ fees. On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. The matter remains in discovery.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $349,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. The litigation is in its early stages and the parties will soon be conducting discovery.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 by and among Fresh Vine Wine, Inc., Amaze Holdings, Inc., Amaze Software, Inc. (“Amaze”), the Stockholders of Amaze listed on Schedule I and signatory thereto, and Aaron Day, solely in his capacity as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025)

3.1	Certificate of Designation of Preferences, Rights, and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 10, 2025)

3.2	Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K/A filed April 9, 2025)

10.1	Form of Merger Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 10, 2025)

10.2	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 10, 2025)

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed March 10, 2025)

10.4	Securities Purchase Agreement dated as of February 6, 2025 by and among Fresh Vine Wine, Inc. and each of the investors listed therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed February 13, 2025)

10.5	Form of Secured Original Issue Discount Promissory Note (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed February 13, 2025)

10.6	Pledge Agreement dated as of February 6, 2025 by and between Fresh Vine Wine, Inc. and each of the investors listed therein (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed February 13, 2025)

10.7	Form of Securities Purchase Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 31, 2025)

10.8	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 31, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAZE HOLDINGS, INC.

Date: May 20, 2025	By:	/s/ Michael Pruitt
Michael Pruitt
Interim Chief Executive Officer

Date: May 20, 2025	By:	/s/ Keith Johnson
Keith Johnson
Interim Chief Financial Officer

