Form 10-Q
period 2025-06-30
AMAZE HOLDINGS, INC.
filed 2025-08-14
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, the registrant had 6,255,621 shares of common stock outstanding.

AMAZE HOLDINGS, INC.

i

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including among others, statements regarding our expectations regarding revenues, expenses and needs for additional capital, our market opportunity and anticipated trends in our business and the markets in which we operate, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology.

The forward-looking statements contained herein are only predictions based on our current expectations and projections about future events. and trends that we believe may affect our business, financial condition and results of operations. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this report represent our views as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern in the absence of obtaining additional financing;

•	our ability to obtain additional financing within timeframes required on terms acceptable to us, or at all;

•	the strategy or future operations of our company;

•	our company’s projected financial performance;

•	expectations concerning our relationships and actions with third parties;

•	our ability to retain or recruit, or effect changes required in, our officers, key employees or directors;

•	our ability to anticipate market needs and/or develop new or enhanced products or services to meet those needs;

•	our ability to manage our growth and expand our infrastructure;

•	our beliefs regarding future global and national macroeconomic conditions and the impact on us, creators and consumers;

•	the expected impact of quarterly and seasonal fluctuations on our operating results;

•	our ability to continue to protect our trademarks and other intellectual property rights, including our brand and reputation;

•	our ability to continue to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

•	expected competition in the markets in which we operate;

•	the anticipated effect on our business and financial condition of litigation to which we are or may become a party;

•	our ability to operate, update or implement our IT systems;

ii

•	our ability to protect and safeguard against cybersecurity risks and breaches;

•	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

•	our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures;

•	the potential liquidity and trading of our securities;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	our ability to pay accrued dividends to the holders of our Series A Convertible Preferred Stock; and

•	any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans and the anticipated timing of filings.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as well as in the other reports and documents that we file with the SEC.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash	$239,604	$155,647
Restricted cash	71,079	—
Accounts receivable, net of allowance for credit losses of $9,476 and $13,400 as of June 30, 2025 and December 31, 2024, respectively	2,381	6,966
Note receivable	—	3,500,000
Equity investment	—	466,500
Inventories	184,540	212,494
Prepaid expenses and other	815,252	33,830
Interest receivable	—	36,888
Total current assets	1,312,856	4,412,325

Fixed assets, net
Computer equipment, net	7,022	—
Goodwill	97,609,814	—
Total assets	$98,929,692	$4,412,325

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,586,411	$1,108,777
Accrued compensation	337,690	—
Accrued creator commissions	2,441,450	—
Settlement payable	622,839	484,735
Accrued expenses	2,502,979	596,610
Accrued expenses - related parties	309,333	309,333
Accrued sales tax	1,959,219	—
Deferred revenue	4,140,533	1,919
Financing arrangement, net of discount	517,021	—
Convertible notes payable, net of discount	392,142	432,105
Notes payable, current portion, net of discount	5,493,325	—
Total current liabilities	28,302,942	2,933,479

Total liabilities	28,302,942	2,933,479

Commitment and contingencies - Note 16

Stockholders’ equity
Series A preferred stock, $0.001 par value – 10,000 shares authorized at June 30, 2025 and December 31, 2024; 7,013 shares issued and outstanding at June 30, 2025 and December 31, 2024, preference in liquidation of $1,344,723 and $1,597,706 at June 30, 2025 and December 31, 2024, respectively	7	9
Series B preferred stock, $0.001 par value – 50,000 shares authorized at June 30, 2025 and December 31, 2024; 39,250 shares issued and outstanding at June 30, 2025 and December 31, 2024, preference in liquidation of $5,887,500 at June 30, 2025 and December 31, 2024	39	50
Series C preferred stock, $0.001 par value – 100,000 and 0 shares authorized at June 30, 2025 and December 31, 2024, respectively; 8,550 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; preference in liquidation of $855,000 and $0 at June 30, 2025 and December 31, 2024, respectively	9	—
Series D preferred stock, $0.001 par value – 750,000 and 0 shares authorized at June 30, 2025 and December 31, 2024, respectively; 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; preference in liquidation of $0 and $0 at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value - 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 5,108,649 shares issued and outstanding at June 30, 2025 and December 31, 2024	5,110	776
Additional Paid-In Capital	107,027,294	30,636,812
Accumulated deficit	(36,405,709)	(29,158,801)
Total stockholder’s equity	70,626,750	1,478,846

Total liabilities and stockholders’ equity	$98,929,692	$4,412,325

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues	$869,884	$70,484	$930,098	$175,052
Cost of revenues	82,372	114,160	145,162	329,976
Gross income (Loss)	787,512	(43,676)	784,936	(154,924)

Selling, general and administrative expenses	4,881,391	834,267	6,768,134	1,933,748
Equity-based compensation	190,359	1,626	190,359	3,251
Depreciation	1,674	—	2,232	—
Operating loss	(4,285,912)	(879,569)	(6,175,789)	(2,091,923)

Other income (expense)
Other income (expense)	(27,379)	—	(139)	39
Interest expense	(684,116)	—	(924,988)	—
Realized loss on equity investment	(50,760)	—	(54,760)	—
Gain on extinguishment of liabilities	—	—	18,301	—
Total other income (expense)	(762,255)	—	(961,586)	39

Net loss	(5,048,167)	(879,569)	(7,137,375)	(2,091,884)
Series A preferred dividends	53,433	26,133	109,533	56,133
Net loss attributable to common stockholders	$(5,101,600)	$(905,702)	$(7,246,908)	$(2,148,017)

Weighted average shares outstanding
Basic	1,622,169	694,619	1,174,419	694,619
Diluted	1,622,169	694,619	1,174,419	694,619

Net loss per share - basic	$(3.14)	$(1.30)	$(6.17)	$(3.09)
Net loss per share - diluted	$(3.14)	$(1.30)	$(6.17)	$(3.09)

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Month Periods Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	10,000	$10	—	$—	—	$—	—	$—	694,619	$695	$25,646,536	$(26,476,760)	$(829,519)
Issuance of Series B preferred stock	—	—	940	1	—	—	—	—	—	—	90,324	—	90,325
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(30,000)	(30,000)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,625	—	1,625
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,212,315)	(1,212,315)
Balance, March 31, 2024	10,000	$10	940	$1	—	$—	—	$—	694,619	$695	$25,738,485	$(27,719,075)	$(1,979,884)
Issuance of Series B preferred stock	—	—	8,195	8	—	—	—	—	—	—	714,684	—	714,692
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(26,133)	(26,133)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,626	—	1,626
Net loss	—	—	—	—	—	—	—	—	—	—	—	(879,569)	(879,569)
Balance, June 30, 2024	10,000	$10	9,135	$9	—	$—	—	$—	694,619	$695	$26,454,795	$(28,624,777)	$(2,169,268)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,350	$9	50,000	$50	—	$—	—	$—	726,670	$727	$30,636,861	$(29,158,801)	$1,478,846
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(56,100)	(56,100)
Issuance of Series C preferred stock and warrants	—	—	—	—	6,150	6	—	—	—	—	581,949	—	581,955
Issuance of Series D preferred stock and warrants	—	—	—	—	—	—	750,000	750	—	—	74,999,250	—	75,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,208)	(2,089,208)
Balance, March 31, 2025	9,350	$9	50,000	$50	6,150	$6	750,000	$750	726,670	$727	$106,218,060	$(31,304,109)	$74,915,493
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(53,433)	(53,433)
Issuance cost in conjunction with name change	—	—	—	—	—	—	—	—	—	—	(56,667)	—	56,667
Issuance of Series C preferred stock and warrants	—	—	—	—	2,400	3	—	—	—	—	203,109	—	203,112
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	23,631	24	262,476	—	262,500
Issuance of common stock for services	—	—	—	—	—	—	—	—	22,608	23	190,336	—	190,359
Common stock issued in connection with reverse stock split	—	—	—	—	—	—	—	—	48,966	49	(49)	—	—
Warrants issued in conjunction with debt	—	—	—	—	—	—	—	—	—	—	213,553	—	213,553
Conversion of Series A preferred stock	(2,337)	(2)	—	—	—	—	—	—	106,793	107	(105)	—	—
Conversion of Series B preferred stock	—	—	(10,750)	(11)	—	—	—	—	103,866	104	(93)		—
Conversion of Series D preferred stock	—	—	—	—	—	—	(750,000)	(750)	4,076,115	4,076	(3,326)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,048,167)	(5,048,167)
Balance, June 30, 2025	7,013	$7	39,250	$39	8,550	$9	—	$—	5,108,649	$5,110	$107,027,294	$(36,405,709)	$70,626,750

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(7,137,375)	$(2,091,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	699,354	—
Depreciation expense	2,232	—
Realized loss on equity investment	(54,760)	—
Gain on extinguishment of liabilities	(18,301)	—
Equity-based compensation	190,359	3,251
Inventory write-downs	—	154,483
Changes in operating assets and liabilities:
Accounts receivable	28,801	134,588
Inventories	27,954	81,939
Prepaid expenses and other	(270,985)	20,026
Interest receivable	(41,293)	—
Accounts payable	2,115,073	603,489
Accrued compensation	337,690	—
Settlement payable	156,405	—
Accrued creator commissions	25,195	—
Accrued expenses	(300,312)	147,685
Accrued sales tax	(32,382)	—
Deferred revenue	370,064	(139)
Net cash used in operating activities	(3,902,281)	(946,562)

Cash flows from investing activities
Cash acquired through acquisition (Note 2)	591,686	—
Issuance of note receivable	(900,000)	—
Net cash used in investing activities	(308,314)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable net of issuance costs	2,488,241	15,000
Proceeds from financing arrangement net of issuance cost	714,754	—
Proceeds from convertible notes payable	264,881	—
Proceeds from issuance of Series B preferred stock - net of issuance costs	—	805,017
Proceeds from issuance of Series C preferred stock - net of issuance costs	785,067	—
Repayment of financing arrangement	(363,365)	—
Warrants issued in conjunction with debt	213,553	—
Payments on note payable	—	(15,000)
Issuance of common stock in conjunction with securities purchase agreement	262,500	—
Net cash provided by financing activities	4,365,631	805,017

Net change in cash and restricted cash	155,036	(141,545)
Cash and restricted cash at beginning of period	155,647	336,340
Cash and restricted cash at end of period	$310,683	$194,795

Supplemental disclosure of cash flow information:
Acquisition through issuance of Series D and Merger Warrants	$75,000,000	$—
Repayment of debt with investment	521,260	—
Forgiveness of note receivable and interest with note payable and interest from Acquisition	4,478,181	—
Warrants issued in conjunction with debt	213,553	—
Issuance cost in conjunction with name change	56,667	—
Accrued Series A dividends	$109,533	$56,133

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Effective March 24, 2025, Fresh Vine Wine, Inc. was renamed “Amaze Holdings, Inc.” (“Amaze”). Amaze Holdings, Inc. and its consolidated subsidiaries (“the Company”, “our”, “we”), is an innovative software company dedicated to empowering creators by providing comprehensive software solutions and services that facilitate e-commerce, social commerce, integrated commerce selling experiences, and the distribution of a premium wine brand. The Company is a Nevada corporation. In March 2025, the Company completed the acquisition of Amaze Software, Inc., see Note 2.

Principles of Consolidation and Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for the Company and its consolidated subsidiaries. The Company consolidates entities in which we have a controlling financial interest, typically the result of a majority voting interest. All significant intercompany accounts and transactions have been eliminated. The unaudited financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements.

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $36.4 million as of June 30, 2025. Cash flows used in operating activities were approximately $3.9 million and $946,000 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had approximately $27 million working capital deficit, inclusive of approximately $240,000  in cash and $71,000  in restricted cash.

The Company received gross proceeds of approximately $855,000 from a preferred stock offering and $4,732,000 from the issuance of notes payable during the six months ended June 30, 2025.

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

The Company will need additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional financing, including potential proceeds pursuant to an equity line of credit entered into by the Company on May 6, 2025 (see Note 11), and the receipt of proceeds from the expected sales, the Company projects that the existing cash balance will be sufficient to fund current operations into 2026, after which additional financing or capital may be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

The Company effected a 1-for-23 reverse stock split of its outstanding shares of common stock effective June 12, 2025. The Company has adjusted all periods presented for the effects of the reverse stock split.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software, Inc. with Amaze Software, Inc. as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 380,435 shares of the Company’s common stock. See Note 2.

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

Accounts Receivable, Net

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and credit losses based upon historical experience and its evaluation of the current status of receivables and an evaluation of a reasonable forecast of future events. Accounts considered uncollectible are written off against the allowance. As of June 30, 2025 and December 31, 2024 there was approximately $9,000 and $13,000 in the allowance for credit losses, respectively. Amounts written-off or recovered during the period were not material to the financial statements. No accounts receivable were written off during the six month periods ended June 30, 2025 or 2024. Recoveries of accounts receivable previously written off are recorded as income when received. No such recoveries were recorded during the six month periods ended June 30, 2025 or 2024. Provisions for (reductions to) the allowance for credit losses totaled $(3,924) and $0 for the six month periods ended June 30, 2025 and 2024, respectively. There were no provisions for (reductions to) the allowance for credit losses during the three months ended June 30, 2025 or 2024.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2024, the Company had no balance of goodwill. The balance of goodwill as of June 30, 2025 is derived from the Acquisition completed in March 2025. The Company is in the process of completing its formal valuation analysis to identify and determine the fair values acquired related to this Acquisition.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of June 30, 2025 and December 31, 2024, the Company had recorded no inventory allowance.

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

The Company held one investment in Venu Holding Corp, previously known as Notes Live, Inc.

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

The following table presents the percentages of total consolidated revenue disaggregated by sales channels for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Wholesale	0.04%	5.20%	0.34%	18.40%
Direct to consumer	5.24%	94.80%	9.13%	81.60%
E-commerce	82.26%	—%	75.91%	—%
Subscriptions	12.46%	—%	14.62%	—%
Total revenue	100%	100%	100%	100%

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

Contract liabilities as of June 30, 2025, December 31, 2024, and January 1, 2024 were approximately $4.1 million, $2,000 and $3,000, respectively. The Company acquired contract liabilities totaling approximately $3.8 million in the Acquisition. Revenue recognized in the six months ending June 30, 2025 and 2024 from contract liabilities as of December 31, 2024 and December 31, 2023 was approximately $2,000 and $3,000, respectively.

Receivables with customers as of June 30, 2025, December 31, 2024, and January 1, 2024, were $2,381, $6,966 and $172,101, respectively.

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

June 30, 2025
	Level 1	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$—	$—

	December 31, 2024
	Level 1	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$466,500	$466,500

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at June 30, 2025 and December 31, 2024, due to the short maturity nature of these items.

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

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of June 30, 2025 or December 31, 2024, and as such, no interest or penalties were recorded to income tax expense. As of June 30, 2025 and December 31, 2024, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

See Note 12 for further discussion of equity-based compensation incurred in 2025 and 2024.

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

For the three months ended June 30, 2025 and 2024, respectively, the Company extinguished certain liabilities that resulted in a gain on extinguishment of liabilities of approximately $0 and $0, respectively.

For the six months ended June 30, 2025 and 2024, respectively, the Company extinguished certain liabilities that resulted in a gain on extinguishment of liabilities of approximately $18,000 and $0, respectively.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $106,000 and $181,000 for the three months ended June 30, 2025 and 2024, respectively. Advertising expenses were approximately $113,000 and $327,000 for the six months ended June 30, 2025 and 2024, respectively, and are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted net loss per share of common shares includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, debt, equity awards and warrants, which would result in the issuance of incremental shares of common shares. For diluted net loss per share, the weighted-average number of common shares is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,	December 31,
	2025	2024
Warrants	661,328	186,696
Preferred Stock	719,792	889,614
Stock Options	3,039	3,039
Total	1,384,159	1,079,349

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the Acquisition included 750,000 shares of the Company’s Series D Preferred Stock, plus Merger Warrants to purchase an aggregate of 380,435 shares of the Company’s common stock.

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

Cash	$592,000
Accounts receivable	24,000
Prepaid expenses and other	599,000
Computer equipment, net	9,000
Goodwill	97,609,814
Accounts payable	(6,363,000)
Accrued expenses	(2,206,671)
Accrued sales tax	(1,992,000)
Accrued creator commission	(2,416,000)
Deferred revenues	(3,768,000)
Note payable, current portion	(7,088,143)
Total net assets acquired	$75,000,000

Goodwill represents the excess of the purchase price consideration over the preliminary valuation of the net assets acquired. Once the final purchase price allocation becomes known, additional compensation may be incurred that could be material.

Pro forma disclosure for the Amaze Software Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the six months ended June 30, 2025, as if the Acquisition had taken place on January 1, 2025. The pro forma financial information is not necessarily indicative of the results of the operations as they would have been had the transactions been effected on the assumed date:

June 30, 2025
Revenues	$979,832
Net loss	(10,181,523)

Pro forma information for the period from January 1, 2024 to June 30, 2024 is not provided as assumptions about management’s intent surrounding significant estimates could not be independently substantiated.

3. SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision makers, Michael Pruitt, who served as Interim CEO through June 12, 2025, and current CEO Aaron Day, review certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

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

As of June 30, 2025 Fresh Vine and Amaze Software had total segment assets of approximately $313,000 and $1,007,000, respectively. Total segment assets excludes goodwill of approximately $97,610,000. As of December 31, 2024 Fresh Vine and Amaze Software had total assets of approximately $4.4 million and $0, respectively.

The table below presents information about reported segments for the three and six months ended June 30, 2025 and 2024.

	Three months ended			Six months ended
	June 30, 2025			June 30, 2025
	Fresh Vine	Amaze Software	Total	Fresh Vine	Amaze Software	Total
Revenues	$45,971	$823,913	$869,884	$88,100	$841,998	$930,098
Gross Income (Loss)	(227)	787,739	787,512	(1,473)	786,409	784,936
Operating loss	(1,586,219)	(2,699,693)	(4,285,912)	(2,601,283)	(3,754,506)	(6,175,789)

	Three months ended			Six months ended
	June 30, 2024			June 30, 2024
	Fresh Vine	Amaze Software	Total	Fresh Vine	Amaze Software	Total
Revenues	$70,484	$—	$70,484	$175,052	$—	$175,052
Gross loss	(43,676)	—	(43,676)	(154,924)	—	(154,924)
Operating loss	(879,569)	—	(879,569)	(2,091,923)	—	(2,091,923)

The segment Amaze Software was not part of the Company until the segment was acquired March 7, 2025. The Fresh Vine segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition.

4. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. The Company recorded $0 and $44,000 in inventory write down during the three months ended June 30, 2025 and 2024, respectively. The Company recorded $0 and $154,000 in inventory write down during the six months ended June 30, 2025 and 2024, respectively. This write down was recorded in cost of revenue in the financial statements. The finished goods inventory was approximately $185,000 and $212,000 as of June 30, 2025 and December 31, 2024, respectively. This inventory included a valuation reserve of approximately $0 as of June 30, 2025 and December 31, 2024.

5. PREPAIDS AND OTHER EXPENSES

Prepaid expenses and other approximately consists of the following at:

	June 30,	December 31,
	2025	2024
Prepaid creator commissions	$369,000	$—
Employee advance	15,000	24,000
Prepaid insurance	8,000	7,000
Prepaid software	85,000	—
Other	103,000	3,000
Prepaids	580,000	34,000

VAT taxes	180,000	—
Security deposits	55,000	—
Total	$815,000	$34,000

6. NOTE RECEIVABLE

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

7. EQUITY INVESTMENTS

In December 2023, the Company made a $500,000 investment for 50,000 shares of Class D common stock (formerly Class C common stock) of Venu Holdings Corporation (formerly known as Notes Live, Inc.). The Company recorded a realized loss of $50,760 and $0 in the three months ended June 30, 2025 and 2024, respectively. The Company recorded a realized loss of $54,760 and $0 in the six months ended June 30, 2025 and 2024, respectively. The Company transferred its investment in Venu Holdings Corporation to two convertible debt holders in April 2025 in connection with its outstanding debt obligations. The investment balance was $0 and $466,500 as of June 30, 2025 and December 31, 2024, respectively.

8. COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	June 30, 2025	December 31, 2024
Computer equipment	$9,254	$—
Accumulated depreciation	(2,232)	—
Total	$7,022	$—

The Company has a useful life of 2-6 years for computer equipment. Depreciation was $1,674 and $0 for the three months ended June 30, 2025 and 2024, respectively. Depreciation was $2,232 and $0 for the six months ended June 30, 2025 and 2024, respectively.

9. ACCRUED EXPENSES

Accrued expenses approximately consists of the following at:

	June 30,	December 31,
	2025	2024
Sponsorship agreements	$—	$50,000
Accrued refunds	216,000	—
Accrued interest	393,000	—
Accrued credit card charges	186,000	10,000
Accrued common stock payable	162,000
Accrued Series A Preferred Stock dividends	293,000	195,000
Legal and professional	—	86,000
Investment deposit	—	167,000
Terminated lease	1,005,000	—
Other accrued expenses	248,000	89,000
Total	$2,503,000	$597,000

10. Debt

Set forth below is a summary of the Company’s outstanding debt obligations as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
2024 convertible notes	$174,500	$600,000
2025 convertible notes	270,000	—
Less: discount on convertible notes	(52,358)	(167,895)
Total convertible notes, net of discount	392,142	432,105

2023 bridge notes	853,235	—
Blue Hawk, LLC promissory notes	950,000	—
2025 notes payable	1,487,500
2025 OID notes payable	2,750,000	—
Less: discount on notes	(547,410)	—
Total notes payable, net of discount	5,493,325	—

ACH Capital West, LLC financing arrangement	517,021	—

Total	$6,402,488	$432,105

2024 Convertible notes

In October 2024, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $600,000 of secured convertible promissory notes (the “2024 Convertible Notes”) and 5-year warrants to purchase up to 32,174 shares of common stock at an exercise price of $9.20 per share, reflecting the impact of the Company’s 1-for-23 reverse stock split effected on June 12, 2025.

The 2024 Convertible Notes were issued with a 20% original issuance discount, resulting in gross proceeds of $500,000 to the Company. The notes bear no interest unless an event of default occurs, and matured on April 8, 2025. They are secured by a first priority lien on all assets of the Company.

On April 8, 2025, the Company transferred 50,000 shares of Class D common stock of its equity investment in Venu Holdings Corporation to the investors. The fair market value of $425,000 was applied as a partial repayment against the outstanding principal balance of the notes.

As of June 30, 2025, the notes are in default and bear interest at a rate of 10% per annum, applied retroactively to the original issue date. Each 2024 Convertible Note is convertible at the option of the holder into shares of common stock at a conversion price of $9.20 per share, adjusted from the original $0.40 per share to reflect the reverse stock split.

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

2025 Convertible notes

In May 2025, the Company entered into four convertible promissory notes (the “Bridge Notes”) with unaffiliated accredited investors, pursuant to which the Company received an aggregate of $200,000 in gross proceeds. Each note was issued with a 20% original issue discount, resulting in a face value of $60,000 per note and a purchase price of $50,000 per note. The notes mature three months from issuance, with maturity dates of August 2, 2025 and August 23, 2025, respectively.

In June 2025, the Company entered into a convertible promissory note (the “Bridge Notes”) with unaffiliated accredited investors, pursuant to which the Company received an aggregate of $25,000 in gross proceeds. The note was issued with a 20% original issue discount, resulting in a face value of $30,000 and a purchase price of $25,000. The notes mature three months from issuance, with a maturity of September 10, 2025.

The Bridge Notes are convertible at the option of the holders into shares of the Company’s common stock at a fixed conversion price of $11.50 per share, subject to adjustment for dilutive issuances and recapitalizations. Conversion is permitted following the later of (i) 90 days from issuance and (ii) the date on which the Company receives requisite shareholder and NYSE American approval for the issuance of conversion shares.

Each note includes a default interest of 12%, which is deferred and applied retroactively if the notes are not repaid by maturity.

In connection with each note, the Company also issued five-year warrants to purchase shares of common stock at an exercise price of $11.50 per share, exercisable for cash only and callable if the stock trades at $34.50 for 20 consecutive trading days.

2023 Bridge Notes

These notes were assumed in the Acquisition, see Note 2. As of June 30, 2025, the principal balance of this debt was approximately $853,000 which includes a 200% return on the principal sum. These 2023 Bridge Notes carry an interest rate of 10% and are due on demand after March 8, 2026. The 2023 Bridge Notes may be prepaid without penalty. The accrued interest balance as of June 30, 2025 is approximately $147,000.

Blue Hawk, LLC notes payable

These notes were assumed in the Acquisition, see Note 2. As of June 30, 2025, the principal balance of this debt is $950,000 and carries an interest rate of $8%. These notes are currently due on demand and a demand has been received by the Company on July 25, 2025.

2025 Notes Payable

In May and June 2025, the Company entered into multiple secured and subordinated promissory notes with unaffiliated accredited investors, resulting in aggregate gross proceeds of $1,250,000 and total principal obligations of $1,487,000, reflecting original issue discounts ranging from 13.04% to 20%.

Key terms of the notes are summarized as follows:

Issuance Date	Principal Amount	Loan Proceeds	OID	Interest Rate	Maturity Date
May 14, 2025	$360,000	$300,000	$60,000	10%	Nov 14, 2025
May 20, 2025	$120,000	$100,000	$20,000	10%	Nov 20, 2025
May 28, 2025	$300,000	$250,000	$50,000	10%	Nov 28, 2025
May 28, 2025	$300,000	$250,000	$50,000	10%	Nov 28, 2025
June 10, 2025	$120,000	$100,000	$20,000	10%	Dec 10, 2025
June 11, 2025	$143,750	$125,000	$18,750	8% (18% default)	Dec 11, 2025
June 11, 2025	$143,750	$125,000	$18,750	8% (18% default)	Dec 11, 2025

All notes are secured by the assets of the Company and are subordinated to existing senior secured indebtedness. The notes are non-convertible, carry no prepayment penalties, and include customary events of default provisions, including non-payment, bankruptcy, and breach of covenants. Upon default, interest rates may increase retroactively to 18% per annum.

2025 OID Notes

In February 2025, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $3,300,000 of Secured Original Issue Discount Promissory Notes (the “2025 OID Notes”) with original issuance discount of 10%. At the initial closing, the Company sold $1,650,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,500,000. In April 2025, the Company sold $1,100,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,000,000. The 2025 OID Notes bear no interest unless an event of default occurs, and mature on November 6, 2025. In April 2025. The 2025 OID Notes are secured by certain accounts of the Company pursuant to a pledge agreement that was entered into in connection with the issuance of the 2025 OID.

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

ACH Capital West, LLC financing arrangement

As of June 30, 2025, the principal balance of this debt was $517,021. The note is due September 2025. The loan has an interest rate of 77.64% and is paid in weekly installments ranging from $25,000 to $29,536 that began in March 2025.

Principal maturities of the Company’s debt obligations are as follows:

Period Ending December 31,	Amount
2025 (remaining)	$5,049,021
2026	1,953,235
2027	—
2028	—
Total	$7,002,256

11. STOCKHOLDERS’ EQUITY

On July 27, 2023, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), which was amended on August 1, 2023 prior to the issuance of any shares of Series A Preferred Stock by filing Amendment No. 1 thereto (as so amended, the “Series A Certificate”). The Series A Certificate designates 10,000 shares of the Company’s undesignated preferred stock as Series A Preferred Stock and establishes the rights and preferences of Series A Preferred Stock.

Series A Convertible Preferred Stock

On August 2, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a private placement shares of Series A Preferred Stock.

Pursuant to the Securities Purchase Agreement, the Purchasers collectively agreed to purchase up to 10,000 shares of Series A Preferred Stock at a per share purchase price equal to $100.00 (the “Stated Value”), for total gross proceeds of up to $1.0 million.

Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the date of the Initial Closing at the option of the holder thereof, into the number of shares of common stock (“Conversion Shares”) calculated by dividing the Stated Value by a conversion price of $2.30. However, if the Company’s common stock fails to continue to be listed or quoted for trading on a stock exchange, then the conversion price thereafter will mean the lesser of (i) $2.30, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the conversion price shall not be less than $1.15 (the “Floor Price”). The conversion price is subject to standard adjustments based stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing conversion price.

The holder’s ability to convert Series A Preferred Stock is subject to an “Exchange Share Cap” and an “Individual Holder Share Cap.” Under the Exchange Share Cap, the total number of Conversion Shares issuable upon conversion of outstanding Series A Preferred Stock, when added to all Conversion Shares previously issued upon prior conversions of the Series A Preferred Stock, may not exceed 19.9% of our issued and outstanding common stock immediately prior to the date on which shares of Series A Preferred Stock were first issued. Under the Individual Holder Share Cap, the holder of Series A Preferred Stock may not acquire Conversion Shares upon conversion of the Series A Preferred Stock if the total number of shares of common stock issuable to the converting holder would result in such holder beneficially owning in excess of 19.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Exchange Share Cap and the Individual Holder Share Cap will not apply if we obtain stockholder approval to issue the shares of common stock in excess of the applicable cap as required by NYSE American rules. On June 12, 2025, we obtained stockholder approval to issue shares in excess of the Exchange Share Cap and Individual Holder Share Cap limitations.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A Preferred Stock will (i) first be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 150% times the Stated Value for each share of Series A Preferred Stock before any distribution or payment shall be made to the holders of any junior securities and (ii) then be entitled to participate in the distribution of remaining assets with the holders of common stock on an as-if-converted to common stock basis (disregarding for such purposes any conversion limitations).

Each holder of a share of Series A Preferred Stock is entitled to receive dividends payable, subject to certain conditions, in cash or shares of common stock (“Dividend Shares”) valued as either (i) the then applicable conversion price, or (ii) 50% of the then current market price of the Company’s common stock, at the dividend rate of 12% per annum. Dividends are cumulative and will be payable on July 31st of each year. If the dividend is not paid as of July 31, 2024, the dividend rate increases to 24% per annum. However, the Company may not pay dividends by issuing Dividend Shares if and to the extent that the issuance of such Dividend Shares, when added to all Conversion Shares previously issued upon prior conversions of Series A Preferred Stock and previously issued Dividend Shares (if any), would exceed the Exchange Share Cap or result in a Series A Preferred Stock holder beneficially owning shares of common stock in excess of the Individual Holder Share Cap, in each case unless the Company obtains stockholder approval for such issuances.

The shares of Series A Preferred Stock will vote with the common stock as a single class on all matters submitted to a vote of stockholders of the Company other than any proposal to approve the issuance of shares of common stock in excess of the Exchange Share Cap or the Individual Holder Share Cap. The Preferred Shares will vote on an as-converted to common stock basis, taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap, if and as applicable; however, solely for purposes of determining voting rights, the conversion price shall be equal to the most recent closing sale price of the common stock as of the execution and delivery of the Securities Purchase Agreement.

The Series A Preferred Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends that the Company is legally obligated to pay at:

	June 30, 2025	December 31, 2024
Series A preferred stock	$293,000	$195,206

The following activity is related to Series A Preferred Stock converted during the six month periods ended below during below:

	June 30,	December 31,
	2025	2024
Series A Preferred Stock converted shares	2,337	—
Series A Preferred Stock dividends converted	$12,454	$—

Series B Convertible Preferred Stock

On March 14, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate”). The Series B Certificate designates 50,000 shares of the Company’s undesignated preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and establishes the rights and preferences of Series B Preferred Stock.

During 2024, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company agreed to issue and sell in a private placement shares of Series B Preferred Stock. In 2024, 50,000 shares of Series B Preferred Stock had been sold for a total in gross proceeds of $5 million.

Each share of Series B Preferred Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $10.35 (the “Conversion Ratio”), subject to the limitations described below. However, if the Company’s common stock fails to be listed or quoted for trading on a stock exchange (currently, the NYSE American), then the “conversion price” thereafter will mean the lesser of (i) $10.35, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the conversion price shall not be less than $1.15 (the “Floor Price”). The conversion price is subject to standard adjustments based stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing Floor Price.

The holder’s ability to convert Series B Preferred Stock is subject to an “Exchange Share Cap” and an “Individual Holder Share Cap.” Under the Exchange Share Cap, the total number of Conversion Shares issuable upon conversion of outstanding Series B Preferred Stock, when added to all Conversion Shares previously issued upon prior conversions of the Series B Preferred Stock, may not exceed 19.9% of our issued and outstanding common stock immediately prior to the date on which shares of Series B Preferred Stock were first issued. Under the Individual Holder Share Cap, the holder of Series B Preferred Stock may not acquire Conversion Shares upon conversion of the Series B Preferred Stock if the total number of shares of common stock issuable to the converting holder would result in such holder beneficially owning in excess of 19.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Exchange Share Cap and the Individual Holder Share Cap will not apply if we obtain stockholder approval to issue the shares of common stock in excess of the applicable cap as required by NYSE American rules. On June 12, 2025, we obtained stockholder approval to issue shares in excess of the Exchange Share Cap and Individual Holder Share Cap limitations.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series B Preferred Stock will be entitled to be paid, on a pari passu basis with the payment of the liquidation preference afforded to holders of Series A Preferred Stock and any other class or series of capital stock that expressly ranks pari passu with the Series B Preferred Stock in liquidation preference, an amount equal to 150% times the Stated Value, plus any accrued but unpaid dividends, before any distribution or payment will be made to the holders of common stock. Any remaining assets available for distribution will be distributed pro rata among the holders of shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and common stock.

Except for stock dividends or distributions for which adjustments are to be made pursuant to antidilution provisions of the Series B Certificate, holders of Series B Preferred Stock shall be entitled to receive dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock.

The Company may redeem (i) up to 75% of the issued and outstanding Series B Preferred Stock for a price per share equal to 150% of the Stated Value thereof if such redemption occurs within six months from the date of issuance, and (ii) up to 50% of the issued and outstanding Series B Preferred Shares for a price per share equal to 200% of the Stated Value thereof if such redemption occurs after six months but before the expiration of twelve months from the date of issuance.

The Series B Preferred Stock will vote with the common stock and the Series A Preferred Stock as a single class on all matters submitted to a vote of stockholders of the Company other than any proposal to approve the issuance of shares of common stock upon the conversion of Series B Preferred Stock in excess of the Exchange Share Cap or the Individual Holder Share Cap. The shares of Series B Preferred Stock will vote on an as-converted to common stock basis, taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap, if and as applicable; however, solely for purposes of determining voting rights, the Conversion Price with respect to each share of Series B Preferred Stock shall be equal to the most recent closing sale price of the common stock as of the execution and delivery of the securities purchase agreement or other subscription or similar agreement pursuant to which such share of Series B Preferred Stock was issued by the Company.

The Company previously engaged The Oak Ridge Financial Services Group, Inc. (“Oak Ridge”) to serve as a financial advisor to the Company in connection with capital raising activities. In connection with the Series B Preferred Stock offering, the Company has agreed to pay Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses. In addition, the Company issued to Oak Ridge (or its designee) seven-year warrants to purchase up to a total of 300,000 shares of the Company’s common stock at an exercise price equal to $11.50 per share. In 2024, the total offering costs in connection with Series B Preferred Stock issuances were approximately $201,000.

The issuance activity of the Series B Preferred Stock is summarized below:

	Six months ended
	June 30,
	2025	2024
Series B preferred stock shares issued	—	9,135
Net proceeds	$—	$805,726

The following activity is related to Series B Preferred Stock converted during the six month periods ended below during below:

	June 30	June 30,
	2025	2024
C Series B Preferred Stock converted shares	10,750	—

The Series B Preferred Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

Series C Convertible Preferred Stock

On March 25, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate”). The Series C Certificate designates 100,000 shares of the Company’s undesignated preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and establishes the rights and preferences of Series C Preferred Stock.

During the first quarter of 2025, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company agreed to sell in a private placement shares of Series C Preferred Stock at a purchase price of $100.00 per share, plus warrants to purchase common stock at an exercise price of $17.25 with 100% warrant coverage. As of June 30, 2025, 8,550 shares of Series C Preferred Stock and warrants have been sold for a total in gross proceeds of $855,000.

Each share of Series C Preferred Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $17.25 per share (the “Conversion Ratio”), subject to the limitations described below. The conversion price is subject to standard weighted average anti-dilution protection.

The holder’s ability to convert Series C Preferred Stock is subject to an “Exchange Share Cap” and an “Individual Holder Share Cap.” Under the Exchange Share Cap, the total number of Conversion Shares issuable upon conversion of outstanding Series C Preferred Stock, when added to all Conversion Shares previously issued upon prior conversions of the Series C Preferred Stock, may not exceed 19.9% of our issued and outstanding common stock immediately prior to the date on which shares of Series C Preferred Stock as of the date of the Securities Purchase Agreement. Under the Individual Holder Share Cap, the holder of Series C Stock may not acquire Conversion Shares upon conversion of the Series C Preferred Stock if the total number of shares of common stock issuable to the converting holder would result in such holder beneficially owning in excess of 19.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Exchange Share Cap and the Individual Holder Share Cap will not apply if we obtain stockholder approval to issue the shares of common stock in excess of the applicable cap as required by NYSE American rules. On June 12, 2025, we obtained stockholder approval to issue shares in excess of the Exchange Share Cap and Individual Holder Share Cap limitations.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series C Preferred Stock will be entitled to be paid, on a par passu basis with holders of any parity securities, including Series A Preferred Stock and Series B Preferred Stock, an amount equal to the Stated Value, plus any accrued but unpaid dividends, before any distribution or payment will be made to the holders of junior securities, including Series D Preferred Stock and common stock. Any remaining assets available for distribution to stockholders will be distributed among the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and common stock, pro rata based on the number of shares held by each such holder on an as-if converted basis.

Holders of Series C Preferred Stock are entitled to receive dividends (on an as-if converted basis) equal to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the common stock.

The Series C Preferred Stock will vote with the common stock as a single class on an as-converted basis on all matters submitted to a vote of the Company’s stockholders (taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap as described below). However, the Series C Preferred Stock is not entitled to vote on any proposal to approve the issuance of shares of common stock upon the conversion of Series C Preferred Stock in excess of the Exchange Share Cap or the Individual Holder Share Cap, in each case as required by NYSE American rules. In addition, solely for purposes of determining voting rights (and not the Conversion Ratio), the conversion price will be equal to the most recent closing sale price of the common stock as of the date of execution and delivery of the Series C Purchase Agreement pursuant to which such share of Series C Preferred Stock was initially issued.

The Company previously engaged Oak Ridge to serve as a non-exclusive financial adviser to the Company in connection with its capital raising activities. The Company has agreed to pay Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company from the sale of the Series C Preferred Stock to investors introduced by Oak Ridge, and to reimburse Oak Ridge for its out-of-pocket expenses.

The issuance activity of the Series C Preferred Stock is summarized below:

	Six months ended
	June 30,
	2025	2025
Series C preferred stock shares issued	8,550	—
Net proceeds	$785,067	$—

The following activity is related to Series C Preferred Stock converted during the six month periods ended below during below:

	June 30, 2025	June 30, 2024
Series C Preferred Stock converted shares	—	—

The Series C Preferred Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

Series D Convertible Preferred Stock

On March 7, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate”). The Series D Certificate designates 750,000 shares of the Company’s undesignated preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”) and establishes the rights and preferences of Series D Preferred Stock.

During the first quarter of 2025, as the consideration paid in the Merger Agreement, the Company issued 750,000 shares of Series D Preferred Stock, plus warrants to purchase common stock at an exercise price of $18.40 per share.

Each share of Series D Preferred Stock is convertible at any time at the option of the holder into the number of shares of common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $18.40 per share (the “Conversion Ratio”), subject to the limitations described below. In addition, upon the Company’s stockholders approving the issuance of shares of common stock upon conversion of the Series D Preferred Stock in accordance with the listing rules of the NYSE American LLC Company Guide, each share of Series D Preferred Stock will automatically convert into a number of shares of common stock based on the Conversion Ratio. The conversion price is subject to standard weighted average anti-dilution protection.

The holder’s ability to convert Series D Preferred Stock is subject to an “Exchange Share Cap” and an “Individual Holder Share Cap.” Under the Exchange Share Cap, the total number of Conversion Shares issuable upon conversion of outstanding Series D Preferred Stock, when added to all Conversion Shares previously issued upon prior conversions of the Series D Preferred Stock, may not exceed 19.9% of our issued and outstanding common stock as of the date of the Merger Agreement. Under the Individual Holder Share Cap, the holder of Series D Preferred Stock may not acquire Conversion Shares upon conversion of the Series D Preferred Stock if the total number of shares of common stock issuable to the converting holder would result in such holder beneficially owning in excess of 19.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Exchange Share Cap and the Individual Holder Share Cap will not apply if we obtain stockholder approval to issue the shares of common stock in excess of the applicable cap as required by NYSE American rules. On June 12, 2025, we obtained stockholder approval to issue shares in excess of the Exchange Share Cap and Individual Holder Share Cap limitations and, as a result, all outstanding shares of Series D Preferred Stock automatically converted into an aggregate of 4,076,087 shares of common stock.

Upon the liquidation, dissolution or winding-up of the Company, the holders of Series D Preferred Stock will be entitled to be paid an amount equal to the Stated Value, plus any accrued but unpaid dividends, before any distribution or payment will be made to the holders of common stock. Any remaining assets available for distribution to stockholders will be distributed among the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and common stock, pro rata based on the number of shares held by each such holder on an as-if converted basis.

Holders of Series D Preferred Stock are entitled to receive dividends (on an as-if converted basis) equal to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the common stock.

The Series D Preferred Stock will vote with the common stock as a single class on an as-converted basis on all matters submitted to a vote of the Company’s stockholders (taking into account the conversion limitations resulting from the Exchange Share Cap and the Individual Holder Share Cap as described below). However, the Series D Preferred Stock is not entitled to vote on any proposal to approve the issuance of shares of common stock upon the conversion of Series D Preferred Stock in excess of the Exchange Share Cap or the Individual Holder Share Cap, in each case as required by NYSE American rules. In addition, solely for purposes of determining voting rights (and not the Conversion Ratio), the conversion price will be equal to the most recent closing sale price of the Common Stock as of the date of entering into the Merger Agreement pursuant to which such share of Series D Preferred Stock was initially issued.

The following activity is related to Series D Preferred Stock converted during the six month periods ended below during below:

	June 30	June 30,
	2025	2024
Series D Preferred Stock converted shares	750,000	—

Preferred Stock Liquidation Rights

Preferred stock carries certain preference rights related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. With respect to distributions upon liquidation of the Company, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock rank senior to the Series D Preferred Stock and common stock and rank equally among themselves. As of June 30, 2025, the liquidation preference of the preferred stock is as follows: first, Series A Preferred Stock with a preference value of $1,344,723, which includes cumulative accrued unpaid dividends of $292,773, Series B Preferred Stock with a preference value of $5,887,500 and Series C Preferred Stock with preference value of $855,000, each ranking equally upon liquidation. As of December 31, 2024, the liquidation preference of the preferred stock was as follows: first, Series A Preferred Stock with a preference value of $1,597,706, which includes cumulative accrued unpaid dividends of $195,206, and Series B Preferred Stock with a preference value of $7,500,000, each ranking equally.

Securities Purchase Agreement (equity line of credit)

On May 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell from time to time to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of the Company’s common stock and (ii) the Exchange Cap (as defined in the agreement), subject to certain conditions and limitations contained in the Purchase Agreement. As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company agreed to issue to the Purchaser (i) on the date of the Purchase Agreement, 26,630 shares of common stock and (ii) after the date of the Purchase Agreement, a number of shares of Common Stock equal to $262,500, issuable on a pro rata basis simultaneously with the delivery of any shares of Common Stock purchased under the Purchase Agreement. As of June 30, 2025, the Company has sold no shares of common stock under the purchase agreement.

12. EQUITY-BASED COMPENSATION

Stock Options

Stock option activity for three and six month periods ended June 30, 2025 was as follows:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (Yrs)
Outstanding at December 31, 2024	3,039	$69.92	7.67
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2025	3,039	69.92	7.43
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2025	3,039	$69.92	7.18

Exercisable at June 30, 2025	3,039	$69.92	7.18

Equity-based compensation expense totaling $0 and $1,626 has been recognized relating to these stock options during the three months ended June 30, 2025 and 2024, respectively. Equity-based compensation expense totaling $0 and $3,251 has been recognized relating to these stock options during the six months ended June 30, 2025 and 2024, respectively.

Warrants

As disclosed in Note 11, 13,043 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock. In 2024 the Company issued 32,175 warrants in connection with the 2024 Convertible Notes described in Note 10.

In March 2025, 53,480 warrants were granted with the sale of Series C Preferred Stock and 308,435 were granted with the issuance of Series D Preferred Stock. See Note 11.

Warrant activity for three and six month periods ended June 30, 2025 was as follows:

		Weighted	Weighted Average
		Average	Remaining
	# of	Exercise	Contractual
	Warrants	Price	Term (Yrs)
Outstanding at December 31, 2024	186,694	$30.59	3.65
Granted	433,913	18.17	4.94
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2025	620,607	$21.85	4.48
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2025	620,607	$21.70	4.34

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

13. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of June 30, 2025 and December 31, 2024. No income tax expense or benefit was recorded for the three and six months ended June 30, 2025 and 2024 due to the Company’s net loss position.

14. CUSTOMER CONCENTRATION

For the six months ended June 30, 2025, there was no customer concentration for the Company. For the six month period ended June 30, 2024, approximately 85% of the Company’s wholesale revenue came from three national distributor customers. At June 30, 2024, these customers accounted for 66% of accounts receivable. There were no customer concentrations as of June 30, 2025.

15. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 for the three and six month periods ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $309,333 outstanding under these agreements.

16. LEGAL PROCEEDINGS

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. At June 30, 2025 and December 31, 2024, $622,839 and $484,735, respectively, was accrued as a settlement payable.

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

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025.

17. SUBSEQUENT EVENTS

ELOC Agreement

From July 1 through August 14, 2025, the Company sold 444,040 shares of common stock for an aggregate purchase price of $3,564,736 pursuant to the ELOC Agreement. In connection with those sales, the Company also issued a total of 3,330 shares of common stock to the Purchaser as commitment shares, pursuant to the terms of the ELOC Agreement.

Timothy Michaels

On July 14, 2025 Mr. Michaels filed a Motion for Appointment of Limited Receiver with the Fourth Judicial District, Hennepin County, MN. A hearing on the motion is scheduled for September 9, 2025.

Amended & Restated Convertible Promissory Notes & Warrants

On August 11, 2025, the Company issued an Amended and Restated Convertible Promissory Note (“A&R Note”) and Warrants to purchase shares of the Company’s common stock at $8.00 per share to certain holders of the 2025 OID Notes (Note 10), resulting in gross proceeds to the Company of $600,000. The indebtedness evidenced by the OID Notes will continue to be evidenced by the A&R Note. The A&R Note is not a novation of the indebtedness evidenced by the OID Note and any accrued and outstanding interest on the OID Note will continue to be evidenced by the A&R Note. The aggregate principal amount of the A&R Notes is $1,200,000 and matures on August 11, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements”. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “we,” “us,” “our” “Amaze Holdings,” “Amaze” and the “Company” refer to Amaze Holdings, Inc.

Overview

On March 7, 2025, Fresh Vine Wine, Inc., which subsequently changed its name to Amaze Holdings, Inc. completed the Acquisition of Amaze Software, Inc. and its subsidiaries (“Amaze Software”). Accordingly, the financial results for the quarter ended June 30, 2025 reflect the full operations for Amaze Holdings, Inc. and its subsidiaries. This marks a significant corporate transition and strategic pivot toward a platform-based digital commerce business focused on enabling creators and brands to monetize through direct audience engagement.

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

Merger Agreement

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). See Note 11 for additional information.

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

Key Performance Indicators

Our key performance indicators that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions is Gross Merchandise Value or GMV. Our key performance indicators may be calculated in a manner different than similar key performance indicators used by other companies.

The following table shows GMV for the quarter ended June 30, 2025:

Three months ended
June 30,
2025
Gross Merchandise Value	$3,774,478

Gross Merchandise Volume

GMV is the total dollar value of orders facilitated through our platform including certain apps and channels for which a revenue-sharing arrangement is in place in the period, net of refunds, and inclusive of shipping and handling, duty and value-added taxes. GMV does not represent revenue earned by us (see Note 1-Summary of Significant Accounting Policies-Revenue Recognition-E-commerce). However, the volume of GMV facilitated through our platform is an indicator of the success of our merchants and the strength of our platform. Our merchant solutions revenues are also directionally correlated with the level of GMV facilitated through our platform. For the quarter ended June 30, 2025 we facilitated GMV of $3.8 million. We intend to report GMV on a quarterly basis.

Key Financial Metrics

We use net revenue, gross income (loss) and net income (loss) to evaluate the performance of Amaze Holdings. These metrics are useful in helping us to identify trends in our business, prepare financial forecasts and make capital allocation decisions, and assess the comparable health of our business relative to our direct competitors.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$869,884	$70,484	$930,098	$175,052
Gross Income (loss)	$787,512	$(43,676)	$784,936	$(154,924)
Net loss	$(5,048,167)	$(879,569)	$(7,137,375)	$(2,091,884)

Components of Results of Operations and Trends That May Impact Our Results of Operations

Revenues

As a result of the Acquisition, our revenues consists primarily of merchandise sold to fans of creators around the world, which together comprise our creator channel, and directly to individual consumers through our marketplace channel. Revenues generally represent gross merchandise and digital product sales reduced by costs of production and markups and commissions provided to creators. Shipping billed to customers, reduced by costs paid to delivery suppliers is also included in Revenues. For merchandise sales, revenues are recognized at time of shipment or delivery, depending on the shipping terms. For any subscription sales, revenue is recognized as Monthly Active Users (“MAU”).

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

Revenue Channels

For the six months ended June 30, 2025, our revenues were derived from the following channels:

  Wholesale Channel (to distributors and retail accounts): Includes physical product sales of wine and branded merchandise, primarily through third-party distributors. While the legacy business historically operated through this channel, the first half of 2025 reflects almost four months of activity from acquired subsidiaries.
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

Revenues Percentage by Channel

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Wholesale	0.04%	5.20%	0.34%	18.40%
Direct to consumer	5.24%	94.80%	9.13%	81.60%
E-commerce	82.26%	—%	75.91%	—%
Subscriptions	12.46%	—%	14.62%	—%
Total revenue	100%	100%	100%	100%

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

For most of our physical products we regularly monitor the cost of blanks (base product) as we see very little movement over time in the personalization cost of a product, but we do have substantial buying power, and we do work aggressively with all the suppliers to get “best in class” pricing.

Gross Income (Loss)

Gross income (loss) is equal to our net revenue less cost of revenues.

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

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$869,884	$70,484	$930,098	$175,052
Cost of revenues	82,372	114,160	145,162	329,976
Gross Income (loss)	787,512	(43,676)	784,936	(154,924)
Selling, general and administrative expenses	4,881,391	834,267	6,768,134	1,933,748
Equity-based compensation	190,359	1,626	190,359	3,251
Depreciation	1,674		2,232
Loss from operations	(4,285,912)	(879,569)	(6,175,789)	(2,091,923)
Other income (expense)	(27,379)	—	(139)	39
Interest expense	(684,116)	—	(924,988)	—
Realized loss on equity investment	(50,760)	—	(54,760)	—
Gain on extinguishment of liabilities	—	—	18,301	—
Net loss	(5,048,167)	(879,569)	(7,137,375)	(2,091,884)

Comparison of the three months ended June 30, 2025 and 2024

Revenues, Cost of Revenues and Gross Income (Loss)

	Three months ended
	June 30,		Change
	2025	2024	$	%
Revenues	$869,884	$70,484	799,400	1134%
Cost of revenues	$82,372	$114,160	(31,788)	(28)%
Gross Income (loss)	$787,512	$(43,676)	831,188	(1903)%

Revenue

Total net revenue for the three months ended June 30, 2025 was approximately $870,000, up 1134% from approximately $70,000 in the three months ended June 30, 2024. The increase in net revenue was mostly attributable to the addition of revenues from Amaze as the Company closed the Acquisition during the first quarter of 2025.

Cost of Revenue and Gross Income (loss)

Cost of revenue for the three months ended June 30, 2025 was approximately $82,000 as compared to $114,000 for the three months ended June 30, 2024. This represents an improvement from the second quarter of 2024, when cost of revenues exceeded net revenue, leading to a gross loss of approximately $44,000 for the three months ended June 30, 2024 as compared to a gross profit of $788,000 for the three months ended June 30, 2025. Our improved margin profile is attributed to the operating leverage of the Amaze platform, which enables high-margin digital and physical sales with lower incremental cost compared to traditional wholesale models.

Selling, general and administrative expenses

	Three months ended
	June 30,		Change
	2025	2024	$	%
Selling expenses	$657,585	$42,917	614,668	1432%
Marketing expenses	$106,004	$181,678	(75,674)	(42)%
General and administrative expenses	$4,117,802	$609,672	3,508,130	575%
Total selling, general and administrative expenses	$4,881,391	$834,267	4,047,124	485%

Selling, general, and administrative (SG&A) expenses increased to approximately $4.9 million in the three months ended June 30, 2025, compared to $834,000 in the three months ended June 30, 2024. The increase primarily reflects higher operating costs associated with Amaze’s creator-focused business model, including personnel, legal and professional services related to the Acquisition, and marketing costs to support platform growth. We expected the composition and scale of SG&A to shift in the second quarter as consolidated operations begin to normalize post-merger.

Other Income and Expenses

Other expenses for the three months ended June 30, 2025 totaled approximately $27,000, while interest expense came in at approximately $684,000, largely tied to new financing instruments. Other income for the three months ended June 30, 2024 totaled $0.

Net Loss

The net loss for the three months ended June 30, 2025 was approximately $5.1 million, or $(3.14) per share, compared to a net loss of $0.9 million, or $(1.30) per share, in the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

Net Revenue, Cost of Revenues and Gross Income (Loss)

	Six months ended
	June 30,		Change
	2025	2024	$	%
Revenues	$930,098	$175,052	755,046	431%
Cost of revenues	145,162	329,976	(184,814)	(56)%
Gross Income (loss)	$784,936	$(154,924)	939,860	(607)%

Revenue

Total net revenue for the six months ended June 30, 2025 was approximately $930,000, up 431% from approximately $175,000 for the six months ended June 30, 2024. The increase in net revenue was mostly attributable to the addition of sales from Amaze as the Company closed the Acquisition during the first quarter of 2025.

Cost of Revenue and Gross Margin

Cost of revenue for the six months ended June 30, 2025 was approximately $145,000 as compared to $330,000 for the six months ended June 30, 2024. This represents an improvement from the six months ended June 30, 2024, when cost of revenues exceeded net revenue, leading to a gross loss of approximately $155,000 for the six months ended June 30, 2024 as compared to a gross profit of $785,000 for the six months ended June 30, 2025. Our improved margin profile is attributed to the operating leverage of the Amaze platform, which enables high-margin digital and physical sales with lower incremental cost compared to traditional wholesale models.

Selling, general and administrative expenses

	Six months ended
	June 30,		Change
	2025	2024	$	%
Selling expenses	$865,007	$127,289	$737,718	580%
Marketing expenses	112,973	326,704	(213,731)	(65)%
General and administrative expenses	5,709,154	1,479,754	4,310,400	291%
Total selling, general and administrative expenses	$6,768,134	$1,933,747	$4,834,387	250%

Selling, general, and administrative (SG&A) expenses increased to approximately $6.8 million in the six months ended June 30, 2025, compared to approximately $1.9 million in the six months ended June 30, 2024. The increase primarily reflects higher operating costs associated with Amaze’s creator-focused business model, including personnel, legal and professional services related to the Acquisition, and marketing costs to support platform growth. We expect the composition and scale of SG&A to shift in the third quarter as consolidated operations begin to normalize post-Acquisition.

Other Income and Expenses

Other expenses for the six months ended June 30, 2025 totaled approximately $139, while interest expense came in at approximately $924,988, largely tied to new financing instruments, and the Company recognized a realized loss of $54,000 relating to the transfer of Venu Stock. Total Other income (expense) for the six months ended June 30, 2024 totaled $39.

Net Loss

The net loss for the six months ended June 30, 2025 was approximately $7.1 million, or $(6.17) per share, compared to a net loss of $2.1 million, or $(3.09) per share, in the six months ended June 30, 2024.

Cash Flows

	Six months ended
	June 30,		Change
	2025	2024	$	%
Cash provided by (used in)
Operating activities	$(3,902,281)	$(946,562)	$(2,955,719)	312%
Investing activities	(308,314)	—	(308,314)
Financing activities	4,365,631	805,017	3,560,614	442%
Net (decrease) increase in cash and restricted cash	$155,036	$(141,545)	$296,581	(210)%

Net cash used in operating activities was approximately $3,902,281 and $946,000 for the six months ended June 30, 2025 and 2024, respectively. Cash used in operating activities increased in the six months ended June 30, 2025 primarily due to the activity from the Acquisition in March 2025, such as the increase in deferred revenue, accrued expenses and prepaids, and legal and professional fees in connection the Acquisition.

Net cash used in investing activities was approximately $308,000 and $0 for the six months ended June 30, 2025 and 2024, respectively. This is attributed primarily to the issuance of a note receivable in the amount of $900,000 offset by the Acquisition, net of cash of $591,686.

Net cash provided by financing activities was approximately $4,365,631 million and $805,000 for the six months ended June 30, 2025 and 2024, respectively. The difference is mostly attributed to the net proceeds from notes payable, convertible debt, and financing arrangements of $3.5 million and net proceeds from issuance of Series C Preferred Stock of approximately $785,000 during the six months ended June 30, 2025.

Liquidity and Capital Resources

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $7.1 million and $2.1 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $36.4 million and a total stockholders’ equity of approximately $70.6 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of June 30, 2025, we had approximately $311,000 in cash and restricted cash, $2,000 in accounts receivable, $185,000 in inventory and $815,000 in prepaid expenses. On June 30, 2025, current assets amounted to approximately $1.3 million and current liabilities were approximately $28.3 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $27 million.

As disclosed under Part II, Item 1 (Legal Proceedings) of this report, the Company has been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, awarding an additional $21,644 in damages. The Company petitioned the supreme court for review on March 12, 2025 and on May 13, 2025 the supreme court denied the petition. On July 14, 2025 Mr. Michaels filed a Motion for Appointment of Limited Receiver with the Fourth Judicial District, Hennepin County, MN. A hearing on the motion is scheduled for September 9, 2025. Although the Company believes it has legal grounds to appeal the verdict, continued litigation and related actions may be expensive, the outcome of any litigation (including any appeal) is difficult to predict and the existence of continued litigation may impact the ability of management to focus on other business matters. Furthermore, the Company will be required to post an appeals bond in order to stay execution of the money judgment pending any appeal. Given the Company’s current financial position, the cost of such an appeals bond is uncertain and may be higher than the typical cost of such a bond or require the Company to provide cash or other collateral.

At the current reduced pace of incurring expenses and with receipt of additional financing, including potential proceeds pursuant to an equity line of credit entered into by the Company on May 6, 2025 (see Note 11) and the receipt of proceeds from the expected sales of inventory, the Company projects that the existing cash balance will be sufficient to fund current operations into 2026. The Company may require additional debt or equity financing to satisfy its existing obligations and sustain existing operations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2025 due to the material weaknesses in internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties and is seeking the appointment of a limited receiver over the Company’s assets in an attempt to collect on the judgment and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review and on May 13, 2025 the supreme court denied the petition. At June 30, 2025 and December 31, 2024, $622,839 and $484,735, respectively, was accrued as a settlement payable.

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

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties following this summary.

•	We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.

•	We may not be able to obtain additional capital to fund the operations and growth of our business.

•	There is substantial doubt about our ability to continue as a going concern.

•	Substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

•	We face intense competition and may not be able to compete effectively.

•	If we are not able to keep pace with technological changes, enhance our current offerings, and develop new offerings to respond to the changing needs of sellers and buyers, our business, financial performance, and growth may be harmed.

•	Our revenue growth rate and financial performance have fluctuated, which makes it difficult to predict the extent of demand for our services or the products sold in our marketplaces.

•	Our business, financial performance, and growth depends on our ability to attract and retain active and engaged communities of buyers and sellers.

•	We rely on our sellers to provide a fulfilling experience to our buyers.

•	Changes in social media platform algorithms, policies, or user preferences could significantly impact our business model and creator engagement.

•	Our software is highly complex and may contain undetected errors.

•	We rely on Amazon Web Services (AWS) for a substantial portion of the computing, storage, data processing, networking, and other services for the Amaze Marketplace.

•	If we experience a technology disruption, if personal data or sensitive information is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber-related events, or other security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation might suffer.

•	Our business depends on third-party services and technology which we utilize to maintain and scale the technology underlying our platforms and our business operations.

•	Insufficient production and disaster recovery systems could, in the event of a cyber-related incident, harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.

•	Our business depends on access to third-party services, platforms and infrastructure that are critical to the successful operation of our business.

•	Our insurance may not cover or mitigate all the risks facing our business.

•	Enforcement of our marketplace policies may negatively impact our brands, reputation, and/or our financial performance.

•	Failure to deal effectively with fraud or other illegal activity could harm our business.

•	Our reputation may be harmed if members of our community use unethical business practices.

•	Our brands may be harmed if third-parties or members of our communities use or attempt to use our marketplaces as part of their illegal or unethical business practices.

•	We regularly receive and expect to continue to receive claims alleging that items listed by sellers in our marketplaces are counterfeit, infringing, illegal, harmful, or otherwise violate our policies.

•	Our revenue growth rate and financial performance have fluctuated historically.

•	We may face challenges in international expansion and operations.

•	Our technology infrastructure may not scale effectively with growth.

•	Our creator data analytics capabilities require ongoing investment and development.

•	We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition, results of operations and prospects.

•	Goodwill impairment charges could negatively impact our net income and stockholders’ equity.

•	Expanding and evolving regulations in the areas of privacy and user data protection could create technological, economic and complex cross-border business impediments to our business and those of our sellers.

•	We may be unable to adequately protect our intellectual property.

Risk Relating to our Limited Operating History, Financial Position and Need for Additional Capital

We have a limited operating history, which may make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

We were formed in 2019 to produce low carb, low calorie premium wines in the United States. In March 2025, we acquired Amaze Software, an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services. The history of operating and managing the businesses together is relatively short. The market for our platform is relatively new and evolving, which makes our business and future prospects difficult to evaluate. It is difficult to predict demand for our platform, buyer and seller retention and expansion rates, the size and growth rate of the market, the entry of competitive products, or the success of existing competitive products. We will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, uncertainties, or future revenue growth are incorrect, or if we do not address these risks successfully, our business, results of operations, prospects and financial condition would be materially harmed.

We have incurred significant losses, and anticipate that we will incur continued losses for the foreseeable future.

We have incurred significant net losses to date, and we expect that we will continue to incur net losses for the foreseeable future. We have incurred net losses in each period since our inception, including approximately $7.3 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $36.5 million.

We expect our expenses to increase in connection with our ongoing activities, particularly as we aim to invest in the development of our marketplaces, increase our marketing efforts and expand our operations. In addition to the expected costs to grow our business, we also expect to expand our operational, compliance, payments and financial infrastructure as well as incur significant additional legal, accounting and other expenses as a newly public company.

If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future. We will need to generate substantial additional revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. We will require substantial additional capital to finance our operations and growth. If we are unable to raise capital when needed or on acceptable terms, then we may be forced to delay, reduce or eliminate our development and expansion efforts, which could have a material adverse effect on our business, growth prospects and financial condition.

As a result of our history of losses and negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern.

Our history of operating losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern for the 12-month period after the dates of our consolidated financial statements for the year ended December 31, 2024 and the six months ended June 30, 2025. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

If we are unable to raise additional capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may be forced to delay our development and expansion efforts, limit our activities and reduce operating costs. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price, and our ability to raise new capital, enter into contractual relationships with third parties and otherwise execute our business strategy.

We may not be able to obtain additional capital to fund the operations and growth of our business.

We expect to require additional capital to fund our business operations and growth, and to respond to business opportunities, challenges, or unforeseen circumstances The failure to secure additional capital could have a material adverse effect on the continued development, expansion or growth of our business.

Accordingly, we will need to seek additional capital through a combination of private and public equity offerings, debt financings, and strategic partnerships and alliances. We may incur debt or issue equity-ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders. The inability to obtain financing in a timely basis or on favorable terms may make it more difficult for us to operate our business or implement our growth plans, and to respond to business opportunities, challenges, or unforeseen circumstances.

Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

We have incurred significant indebtedness, and may incur additional debt for operations and other reasons related to our overall growth strategy. As of June 30, 2025, we had notes payable and other indebtedness of approximately $6.4 million, of which approximately $5.1 million was secured by our assets. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations. The agreements governing a portion our notes payable contain restrictive covenants, including but not limited to, our ability to incur additional indebtedness, make certain payments and dispose of assets. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business and could impact our ability to implement elements of our strategy.

Our substantial indebtedness could have important consequences to you, including:

•	making it more difficult for us to satisfy our obligations under the notes payable and our other debt agreements, and if we fail to comply with these obligations, an event of default could result;

•	limiting our ability to obtain additional financing to fund future working capital, , investments or acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and market conditions, including inflation and rising interest rates;

•	limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;

•	impairing our ability to obtain additional financing in the future; and

•	placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete.

Risks Relating to Our E-commerce Business

We face intense competition and may not be able to compete effectively.

Operating e-commerce marketplaces is highly competitive and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors on both sides of our two-sided marketplace, which connects buyers and sellers to facilitate transactions. We compete for sellers with marketplaces, retailers, social media commerce, and companies that sell software and services to small businesses. For example, in addition to listing goods for sale on the Teespring Marketplace, a seller can list goods with online retailers as well as other venues or marketplaces, or through commerce channels on social networks. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover goods in our marketplaces or otherwise.

We also compete with companies that sell software and services to small businesses, enabling a seller to sell from their own website or otherwise run their business independently of our platforms, or enabling them to sell through multiple channels. Changes in the terms of those companies could make it more difficult or expensive for sellers to sell on the Teespring Marketplace.

We compete to attract, engage, and retain sellers based on many factors, including:

•	the value, awareness, and perception of our brands;
•	our investments in product and marketing for the benefit or our sellers;
•	the effectiveness of our scaled creator support and trust and safety practices and policies;
•	the global scale of our marketplaces and the breadth of our online presence;
•	our tools, education, and services, which support a seller in running their business;
•	the number and engagement of buyers

•	our policies and fees;
•	the ability of a seller to scale their business;
•	the effectiveness of our mobile apps;
•	the strength of our communities; and

•	our mission.

We also face competition on the buyer side from both online and offline competitors. We compete with both online and offline retailers for the attention of buyers who have the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, national retail chains, local consignment and vintage stores, social commerce channels, event-driven platforms and vertical experiences, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these companies offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for us to match.

We compete to attract, engage, and retain buyers based on many factors, including:

•	the breadth and quality of items that sellers list in our marketplaces;
•	the ease of finding items;
•	the value and awareness of our brands;
•	the effectiveness of our marketing;
•	the person-to-person commerce experience;
•	customer service;
•	our reputation for trustworthiness;
•	the availability of timely and fair shipping offered by through our platform;
•	ease of payment;
•	localization and experiences targeted based on regional preferences, and
•	the availability and reliability of our platforms.

We also compete for media placements, including with retailers competing for the attention of our buyers, and increased competition can impact the cost we pay for media placements, including in dynamic auctions.

Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. Large, widely adopted platforms may benefit from significant user bases, access to user or industry-wide data, the ability to unilaterally set policies and standards, and control over complementary services such as fulfillment, advertising or on-platform apps or e-commerce transactions. As a result, they may be able to reduce our ability to service our users, reduce our ability to obtain analytics or information to optimize advertising or intentionally seek to disintermediate Amaze.

Local companies or more established companies based in markets where we operate outside of the United States may also have a better understanding of local customs, providing them a competitive advantage. For example, in certain markets outside the United States, we compete with smaller, but similar, local online marketplaces with a focus on unique goods that are attempting to attract sellers and buyers in those markets.

If we are unable to compete successfully, or if competing successfully requires us to expend significant resources in response to our competitors’ actions, our business and results of operations could be adversely affected.

If we are not able to keep pace with technological changes, enhance our current offerings, and develop new offerings to respond to the changing needs of sellers and buyers, our business, financial performance, and growth may be harmed.

Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our platforms may become inadequate or obsolete, and the cost of incorporating new technologies into our products and services may be substantial. Our sellers and buyers, however, may not be satisfied with our enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Additionally, as we invest in and experiment with new offerings or changes to our platforms, our sellers and buyers may find these changes to be disruptive and may perceive them negatively. In addition, developing new services and features is complex, and the timetable for public launch is difficult to predict and may vary from our historic experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively.

New offerings may not drive revenue growth, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy sellers and buyers, then our competitive position and growth prospects may be harmed. In addition, new offerings may not drive the revenue that we anticipate, may have lower margins than we anticipate or than existing offerings, and our revenue from the new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth.

While we have experienced rapid growth in our business in the past, our revenue growth rate and financial performance have fluctuated, which makes it difficult to predict the extent of demand for our services or the products sold in our marketplaces.

Even if our revenue continues to grow, we may not be able to achieve or maintain profitability in the future. Our costs have and may continue to increase as we continue to invest in the development of our marketplaces, including our services and technological enhancements, and as we increase our marketing efforts and expand our operations. Further, the growth of our business places significant demands on our management team and pressure to expand our operational, compliance, payments, and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial, compliance, payments, and management controls and enhance our reporting systems and procedures to support our recent and any future growth. If we do not continue to grow our business or manage our growth effectively, the increases in our cash operating expenses could outpace any increases in our revenue and our business could be harmed.

The trustworthiness of our marketplaces and the connections within our communities are important to our success. If we are unable to retain our existing buyers and sellers and activate new ones, our financial performance could decline.

Creating trusted brands is one of the key elements of our strategy. We are focused on ensuring that our marketplaces embody our mission and values, and that we deliver trust and reliability throughout the buyer and seller experiences. Our reputation and brands depend, in part, upon our ability to maintain trustworthy marketplaces, and also upon our sellers, the quality of their offerings, their adherence to our policies, and their ability to deliver a trusted purchasing experience. We view the trustworthiness and reliability of our marketplaces, as well as the connections we foster in our buyer/seller communities, to be cornerstones of our business and key to our success. Many things could undermine these cornerstones, such as:

•	a failure to operate our business in a way that is consistent with our guiding principles and mission;
•	an inability to gain the trust of prospective buyers;
•	disruptions or defects in our marketplaces, privacy or data security incidents, website outages, payment disruptions, or other incidents that impact the reliability of our platforms;
•	lack of awareness of, or adherence to, our policies by our communities or confusion about how they are applied;
•	a failure to enforce our policies effectively, consistently, and transparently, including, for example, by allowing the repeated widespread listing of prohibited items in our marketplaces;
•	changes to our policies or fees that members of our communities perceive as inconsistent with their best interests or our mission, or that are not clearly articulated;
•	complaints or negative publicity about us, our platforms, or our policies and guidelines, even if factually incorrect or based on isolated incidents;
•	inadequacies in our policies and other terms of use; and
•	inadequate or unsatisfactory customer service experiences, failure to adequately respond to feedback from our communities, or inability of our sellers to fulfill their orders in accordance with our policies, their own shop-specific policies, or buyer expectations.

We may be an attractive target to bad actors and fraudsters targeting our marketplaces and our communities, civil litigants, and those seeking to enforce alleged intellectual property rights and/or alleged contractual rights. Additionally, there have been and may continue to be attempts to misrepresent or mischaracterize us or our marketplaces, such as on social media, or via individual or coordinated campaigns. We may not be successful in defending against these types of tactics which, if successful, could damage our brands and our business. Even if we are successful in defending against these types of claims, we may be required to spend significant resources in those efforts which may distract our management and otherwise negatively impact our results of operations. In addition, the recent increased scrutiny and regulation of marketplace platforms, though principally focused on other larger platforms, has and may continue to create burdens on both Amaze and its communities of buyers and sellers. This may lead to increased risks that shift more quickly than our policies, enforcement mechanisms, and systems can react.

We continue to evolve our marketplaces and invest to improve our customer experience. If our efforts are unsuccessful, or if our customer service platforms or our trust and safety program fail to meet legal requirements or buyers’ and sellers’ expectations, we may need to invest significant additional resources. If we are unable to maintain trusted brands and marketplaces, our ability to attract and retain buyers and sellers could be harmed.

Our business, financial performance, and growth depends on our ability to attract and retain active and engaged communities of buyers and sellers.

Our financial performance has been and will continue to be significantly determined by our success in attracting and retaining active buyers and active sellers and increasing their engagement. We believe that many new buyers and sellers find us by word of mouth and other non-paid referrals from existing buyers and sellers. If existing buyers do not find our platforms appealing, for example, because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the goods offered by our sellers, or other factors, they may make fewer purchases and they may not refer others to us. Likewise, if existing sellers are dissatisfied with their experience on our platforms, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us, which could negatively impact our financial performance.

In addition, our revenue is concentrated in our most active buyers and sellers. If we lose a significant number of buyers or sellers, or our buyers or sellers do not maintain their level of activity, for any reason, including due to the pressure on or shifts in consumer discretionary spending, increased seller fees, our financial performance and growth could be harmed. Even if we are able to attract new buyers and sellers to replace the ones that we lose, we may not be able to do so at comparable levels, they may not maintain the same level of activity, and the revenue generated from new buyers and sellers may not be as high as the revenue generated from the ones who leave, or reduce their activity level on, our marketplaces. If we are unable to attract and retain buyers and sellers, or our buyers or sellers do not maintain their level of activity, our business, financial performance, and growth could be harmed.

Additionally, the demand for the goods listed in our marketplaces is dependent on consumer preferences and available discretionary spending, which can and do change quickly and may differ across generations, genders, and cultures. If demand for the goods that our sellers offer declines, or if demand for goods falls and is not replaced by demand in new or different categories, we may not be able to attract and retain buyers and our business could be harmed. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.

Our technology infrastructure may not scale effectively with growth.

The industries in which we operate are highly competitive, with new competitors entering these markets both domestically and internationally. Technology in the creator industry evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. For example, the adoption of cloud computing and artificial intelligence (AI) technologies can bring new demand and also challenges in terms of disruption to both business models and our existing technology offerings. Our efforts in developing such new technology solutions may not succeed.

We compete principally on the basis of technology, product quality and features (including ease-of-use), license or usage terms, post-contract customer support, interoperability among products, and price and payment terms. If we fail to successfully manage any of these competitive factors, fail to successfully balance the conflicting demands for innovative technology and lower overall costs, or fail to address new competitive forces, our business, operating results and financial condition will be adversely affected.

Our creator data analytics capabilities require ongoing investment and development.

We will devote substantial resources to research and development in the future. New competitors, technological advances, our acquisitions, our entry into new markets or other competitive factors may require us to invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. If customers reduce or slow the need to upgrade or enhance their product offerings, our revenue and operating results may be adversely affected. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. New products may not adequately address the changing needs of the marketplace. New software products may contain undetected errors, defects or vulnerabilities. The occurrence of any defects or errors in our products could result in lost or delayed market acceptance and sales of our products, delays in payment by customers, loss of customers or market share, product returns, damage to our reputation, diversion of our resources, increased service and warranty expenses or financial concessions, increased insurance costs and potential liability for damages. Finally, there can be no guarantee that our research and development investments will result in products that create additional revenue.

We rely on our sellers to provide a fulfilling experience to our buyers.

A small portion of buyers complain to us about their experience on our platforms. As a pure marketplace, our sellers manage their shops, certain shop policies, products and product descriptions, shipping, and returns. As a result, we do not have the ability to control important aspects of buyers’ experiences on our platforms. For example, a buyer may report that they have not received the items that they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. While we have introduced new ways to protect buyers, negative publicity and sentiment generated as a result of these types of complaints, or any associated enforcement action taken against sellers, could reduce our ability to attract and retain our sellers and buyers or damage our reputation.

Similarly, we rely on sellers to be responsive to buyers and to fulfill orders from buyers. Anything that prevents the timely processing of orders or delivery of goods to our buyers could harm our sellers. Service interruptions and delivery delays may be caused by events that are beyond the control of our sellers, such as interruptions in order or payment processing, interruptions in sellers’ supply chains, transportation disruptions, customs delays, natural disasters, inclement weather, terrorism, public health crises, political unrest or geopolitical conflict. Additionally, popular or trending sellers may experience an influx of orders that may be beyond their ability to fulfill in a timely manner. While we have procedures designed to mitigate spikes in orders, we cannot guarantee those procedures will be effective. If buyers have a negative purchase experience, whether due to service interruptions or other reasons, or if sellers are unable to timely fulfill their orders from buyers, our reputation could be harmed.

A perception that our levels of responsiveness and support for our sellers and buyers are inadequate could damage our reputation, and reduce our sellers’ willingness to sell and buyers’ willingness to shop on our marketplaces. In some situations, we may choose to reimburse our buyers for their purchases to help avoid harm to our reputation. Our cost to refund qualifying orders may exceed our expectations, and despite our efforts, we are not always, and in the future may not be, able to recover the funds we expend for reimbursements unrelated to qualified orders, both of which could impact our financial performance. When we do recover funds used to reimburse buyers from sellers, it may increase general seller dissatisfaction and reduce their desire to continue selling using our platforms. Although we are focused on enhancing customer service, our efforts may be unsuccessful and our sellers and buyers may be disappointed in their experience and not return.

As our marketplaces grow, our controls over fraud and policy violations are important to maintaining user trust, but they may not be adequate and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to undertake fraudulent activity on our platforms. We take action against sellers who we are aware may have violated our policies, and in recent periods the volume of enforcement actions against sellers for such violations has increased. However, our actions may be insufficient, may not be timely, and may not be effective in creating a good purchase experience for our buyers or avoiding negative publicity. While we regularly update our processes for handling complaints and detecting policy violations, these processes are by their nature imperfect in a dynamic marketplace, and include risk to us, our sellers, and our buyers from both under-enforcement and over-enforcement.

Changes in social media platform algorithms, policies, or user preferences could significantly impact our business model and creator engagement.

If we fail to engage our users or innovate, improve, and enhance our platform in a manner that responds to our users’ evolving needs, our business, results of operations, and financial condition may be adversely affected. The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our users and design a platform that provides them with the tools they want and need to engage and transact. Our ability to attract new users, retain existing users, and increase engagement of both new and existing users will depend in large part on our ability to continue to innovate and enhance the functionality, performance, reliability, design, security, and scalability of our platform.

We may experience difficulties with software development that could delay or prevent the development, introduction, or implementation of new features and enhancements. We must also continually update, test, and enhance our software platform. The continual improvement and enhancement of our platform requires significant investment, and we may not have the resources to make such investment. To the extent we are not able to improve and enhance the functionality, performance, reliability, design, security, and scalability of our platform in a manner that responds to our users’ evolving needs, our business, results of operations, and financial condition will be adversely affected.

Our software is highly complex and may contain undetected errors.

The software underlying our platforms is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we frequently release software code to our platforms. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platforms, which can impact the user experience and functionality of our marketplaces. Additionally, due to the interconnected nature of the software underlying our platforms, updates to parts of our code, third-party and open source code, and application programming interfaces, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platforms that negatively impact the user experience, functionality or accessibility of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. In addition, our systems are increasingly reliant on artificial intelligence, machine learning systems, and large language models, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

We rely on Amazon Web Services (AWS) for a substantial portion of the computing, storage, data processing, networking, and other services for the Amaze Marketplace. A significant disruption of or interference with our use of AWS would negatively impact our operations and seriously harm our business.

AWS provides a distributed computing infrastructure as a service platform for the Amaze marketplace’s business operations. We have migrated the Amaze marketplace’s primary production environment and data centers to AWS, increasing our reliance on cloud infrastructure. Any transition of the cloud services currently provided by AWS to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Our products and services rely in significant part on continued access to, and the continued stability, reliability, and flexibility of AWS. Any significant disruption of, or interference with, our use of AWS would negatively impact our operations, and our business would be seriously harmed. In addition, if hosting costs increase over time and if we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of AWS or similar providers, our business and financial condition could be adversely affected.

If we experience a technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our communities or employees is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber-related events, ransomware, security incidents, or other security breaches, then members of our communities may curtail use of our platforms, we may be exposed to liability or incur additional expenses, and our reputation might suffer.

Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our networks, phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware attacks, and other cyberattacks, breaches and security incidents. We regularly experience cyber-related events that may result in technology disruptions and/or security breaches, including intentional, inadvertent, or social engineering breaches occurring through Amaze or third-party service provider technical issues, vulnerabilities, or employees. Any of these occurrences could lead to interruptions or shutdowns of one or more of our platforms, loss of data, unauthorized disclosure of personal or financial information of our members or employees, or theft of our intellectual property or user data. Furthermore, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed. Additionally, employees or service providers have and may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents, which could be expensive and time-consuming to correct. As we continue to grow our business, expand internationally, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyberattacks.

Although we have integrated a variety of processes, technologies, and controls to assist in our efforts to assess, identify, and manage material cybersecurity-related risks, these are not exhaustive, and we cannot assure that they will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, directly or through our vendors. Additionally, these measures have not always been in the past, and in the future may not be, sufficient to prevent or detect a cyberattack, system failure, or security breach particularly given the increasingly sophisticated tools and methods used by hackers, state actors, organized cyber criminals, and cyber terrorists. The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which would have an adverse effect on our business.

In addition, the industry has generally moved to online remote infrastructure for core work and, as a result, we and our partners may be more vulnerable to cyberattacks. If a natural disaster, power outage, connectivity issue, or other event that impacted our employees’ ability to work remotely were to occur, it may be difficult or, in certain cases, impossible, for us to operate our business for a substantial period of time. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns or increased administrative costs.

A successful cyberattack could occur and persist for an extended period of time before being detected. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our communities, and other stakeholders may be inaccurate or incomplete, any or all of which could further increase the costs and consequences of a cybersecurity incident. Applicable rules regarding how to respond, required notices to users, and reporting to regulators and investors vary by jurisdiction, and may subject Amaze to additional liability and reputational harm.

If we experience, or are perceived to experience, security breaches that result in marketplace performance or availability problems or the loss, compromise or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, or are perceived to do so, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may also stop listing new items for sale, decrease their purchases, or close their accounts altogether.

We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by, and which may impact our future access to, insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.

Our business depends on third-party services and technology which we utilize to maintain and scale the technology underlying our platforms and our business operations.

Our business operations depend upon a number of third-party service providers, such as cloud service providers, marketing platforms and providers, payments and shipping providers, contingent labor teams, and network and mobile infrastructure providers. Any disruption in the services provided by third-parties, any failure on their part to deliver their services in accordance with our scale and expectations, or any failure on our part to maintain appropriate oversight on these third-party providers during the course of our engagement with them, or appropriate redundancies, could significantly harm our business.

Our production systems rely on internal technology, along with cloud services and software provided by our third-party service providers (and other entities in our supply chain). In the event of a cyber-related incident, even partial unavailability of our production systems could impair our ability to serve our customers, manage transactions, or operate our marketplaces. We have implemented disaster recovery mechanisms, including systems to back up key data and production systems, but these systems may be inadequate or incomplete. For example, these disaster recovery systems may be susceptible to cyber-related events if insufficiently distributed across locations, not sufficiently separated from primary systems, not comprehensive, or not at a scale sufficient to replace our primary systems.

Insufficient production and disaster recovery systems could, in the event of a cyber-related incident, harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.

Cyberattacks aimed at disrupting our and our third-party service providers’ services regularly occur, and we expect they will continue to occur in the future. If we or our third-party service providers (and other entities in our supply chain) experience any cyberattacks or other security breaches or incidents that result in marketplace performance or availability problems or loss, compromise or unauthorized disclosure or use of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches or incidents that we may experience, people may become unwilling to provide us the information necessary to set up an account with us.

We also rely on the security practices of our third-party service providers, which may be outside of our direct control. Additionally, some of our third-party service providers, such as identity verification and payment processing providers, regularly have access to payment card information and other confidential and sensitive member data. We may have contractual and regulatory obligations to supervise the security and privacy practices of our third-party service providers. Despite our best efforts, if these third-parties fail to adhere to adequate security practices, or, as has occurred from time to time in the past, experience a cyber-related event or attack such as a breach of their networks, our members’ data may be rendered unavailable, improperly accessed, used, or disclosed. More generally, our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. Many of our service providers continue to operate in a partial or fully remote work environment and may, as a result, be more vulnerable to cyberattacks. Consequently, a security incident at any of such service providers or others in our supply chain could result in the loss, compromise, or unauthorized access to or disclosure of sensitive or personal data of our buyers or sellers.

We are unable to exercise significant oversight over some of these providers, which increases our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, privacy and/or security concerns, and we have from time to time experienced such problems with the services provided by one or more third-parties. Our efforts to update our infrastructure or supply chain may not be successful as we may not sufficiently distribute our risk across providers or geographies or our efforts to do so may take longer than anticipated. If we experience failures in our technology infrastructure or supply chain or do not expand our technology infrastructure or supply chain successfully, then our ability to run our marketplaces could be significantly impacted, which could harm our business.

In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. Our sellers have at times experienced transportation service disruptions and delays in the delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth.

Our business depends on access to third-party services, platforms and infrastructure that are critical to the successful operation of our business.

Our sellers and buyers rely on access to the internet or mobile networks to access our marketplaces. We also depend on widely-adopted third-party platforms to reach our customers, such as popular mobile, social, search, and advertising offerings. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps or deny or condition access to application programming interfaces or documentation, limiting the functionality of our products or services on the platform, including in ways that could require us to make significant changes to our marketplaces, websites, or mobile apps. If we are not able to deliver a rewarding experience on these platforms, if our or our sellers’ access to these platforms is limited, if the cost or terms of accessing these platforms increases or changes, or if these large platforms implement features that compete with us or our sellers, then our business may suffer.

Internet service providers, mobile network operators, operating system providers and/or app stores regularly place technical and policy restrictions on applications and platforms that use their services, which restrictions change over time. They have also and could in the future attempt to charge us for, or restrict our ability to access or provide access to, certain platforms, features, or functionality that we use in our business, and such changes may adversely affect our marketplaces.

In addition, the success of our marketplaces has at times and could in the future also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:

•	policy changes that interfere with, add tolls or costs to, or otherwise limit our ability to provide users with a full experience of our platforms, such as for our mobile apps or social network presence, including policy changes that effectively require us to use the provider’s payment processing or other services for transactions on the provider’s operating system, network, or platform;
•	unfavorable treatment received by our platforms, especially as compared to competing platforms, such as the placement of our mobile apps in a mobile app download store;
•	increased costs to distribute or use our platforms via mobile apps, social networks, or established search and advertising systems;
•	changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps, our understanding of the data and usage related to our services, or that give preferential treatment to competitive products;
•	changes to social networks that degrade the e-commerce functionality, features, or marketing of our services or our sellers’ shops and products; or
•	implementation and interpretation of regulatory or industry standards by these widely adopted platforms that, as a side effect, degrade the e-commerce functionality, features, or marketing of our services or our sellers’ shops and products.

Any of these events could materially and adversely affect our business, financial performance, and growth.

Potential security breaches or data privacy incidents could harm our reputation.

We store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personal information, in our data centers, on our networks or on the cloud. In addition, our operations depend upon our information technology (IT) systems. We maintain a variety of information security policies, procedures, and controls to protect our business and proprietary information, prevent data loss and other security breaches and incidents, keep our IT systems operational and reduce the impact of a security breach or incident, but these securities measures cannot provide and have not provided absolute security. In the normal course of business, our systems are and have been the target of malicious cyber-attack attempts and have been and may be subject to compromise due to employee error, malfeasance or other disruptions that have and could result in unauthorized disclosure or loss of sensitive information. To date, we have not identified material cyber security incidents or incurred any material expenses with any incidents. However, any breach or compromise could adversely impact our business and operations, expose us or our customers to litigation, investigations, loss of data, increase costs, or result in loss of customer confidence and damage to our reputation, any of which could adversely affect our business and our ability to sell our products and services.

Industry incidences of cyberattacks and other cybersecurity breaches have increased and are likely to continue to increase. We are using an increasing number of third-party software solutions, including cloud-based solutions, which increase potential threat vectors, such as by exploitation of misconfigurations or vulnerabilities. We also use third-party vendors that provide software or hardware, have access to our network, and/or store sensitive data, and these third parties are subject to their own cybersecurity threats. Our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards. Despite these measures, there is no guarantee that a compromise of our third-party vendors will not occur and in turn result in a compromise of our own IT systems or data. In addition, if we select a vendor that uses cloud storage as part of their service or product offerings, or if we are selected as a vendor for our cloud-based solutions, our proprietary information could be misappropriated by third parties despite our attempts to validate the security of such services. Many employees continue to work remotely based on a hybrid work model, which magnifies the importance of maintaining the integrity of our remote access security measures.

The techniques used to obtain unauthorized access to networks or to sabotage systems of companies such as ours change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these emerging techniques, react in a timely manner, or implement adequate preventative measures, or we may not have sufficient logging available to fully investigate the incident. Our security measures vary in maturity across the business and may be and have been circumvented.

Our software products, hosted solutions and software security and quality testing solutions are also targeted by hackers and may be compromised by, among other things, phishing, exploits of our code or our system configurations, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware. We leverage many security best practices throughout the software development lifecycle, but our security development practices vary in maturity across the business and may not be effective against all cybersecurity threats. Furthermore, due to geopolitical incidents, including regional military conflicts, state-supported and geopolitical-related cybersecurity incidents against companies such as ours may increase. Attacks on our products could potentially disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information or cause other destructive outcomes.

An actual or perceived failure to detect security flaws may negatively impact the perceived reliability of our products and services, and could result in a loss of customers or sales, or an increased cost to remedy a problem. As a result, we could experience negative publicity and our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our business, operating results and financial condition could be negatively impacted.

Our insurance may not cover or mitigate all the risks facing our business.

While we have insurance coverage for many aspects of our business risk, this insurance coverage may be incomplete or inadequate, or in some cases may not be available. Our business has evolving risks that may be unpredictable. We cannot be sure that our existing insurance coverage, including coverage for cyber events and errors and omissions, will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. For certain risks we face, we may be required to, or may elect to, self-insure or rely on insurance held by third-parties, legal defenses and immunities, indemnification agreements or limits on liability, which may be insufficient.

For example, we may not have adequate insurance coverage related to the actions of sellers on our platforms or for security incidents or data breaches. In evolving areas such as platform products liability, court decisions suggest that different jurisdictions may take differing positions on the scope of e-commerce platform liability for seller products. In some circumstances, a platform might be held liable for violations of applicable legal regimes by sellers and their products, such as intellectual property laws, privacy and security laws, product regulation, or consumer protection laws. Court decisions and regulatory changes in these areas may shift quickly, both in the United States and worldwide, and our insurance may be inadequate or unavailable to protect us from existing or newly developing legal risks.

Finally, while some sellers on our platforms may be insured for some or all of these risks, many small businesses do not carry any or sufficient insurance, and, even if a seller is insured, the insurance may not cover the relevant loss. These factors may lead to increased costs for insurance, our increased liability, increased liability or requirements on sellers on our platforms, changes to our marketplaces or business model, or other damage to our brands and reputation.

Enforcement of our marketplace policies may negatively impact our brands, reputation, and/or our financial performance.

We maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer, or a third-party. We maintain and enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, this work involves a combination of human judgment and technological and manual review. As a result, there could be errors or disagreement with our policy determinations, policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, and our policy decisions could be perceived to be arbitrary, unfair, unclear, or inconsistent Shortcomings and errors in our policy enforcement across our marketplaces could lead to negative public perception, distrust from our members, or lack of confidence in the use of our services, and could negatively impact the reputation of our brands.

Failure to deal effectively with fraud or other illegal activity could harm our business.

Although we have measures in place to detect and reduce the occurrence of fraudulent activity in our marketplace, those measures may not always be effective. For example, Amaze sellers occasionally receive orders placed with fraudulent or stolen credit card data. Under current credit card practices, we may be liable for orders placed through direct checkout with fraudulent credit card data even if the associated financial institution approved the credit card transaction. Although we attempt to detect or challenge allegedly fraudulent transactions, we may not be able to do so effectively. As a result, our business could be adversely affected. We could also incur significant fines or lose our ability to give members the option of paying with credit cards if we fail to follow payment card industry data security standards or fail to limit fraudulent transactions conducted in our marketplace.

Negative publicity and member sentiment resulting from fraudulent or deceptive conduct by members or the perception that our levels of responsiveness and member support are inadequate could reduce our ability to attract new members or retain existing members and damage our reputation.

Our reputation may be harmed if members of our community use unethical business practices.

Our emphasis on our values makes our reputation particularly sensitive to allegations of unethical business practices by Amaze sellers or other members of our community. Our policies promote legal and ethical business practices, such as encouraging Amaze sellers to work only with manufacturers who do not use child or involuntary labor, who do not discriminate and who promote sustainability and humane working conditions. However, we do not control Amaze sellers or other members of our community or their business practices and cannot ensure that they comply with our policies. If members of our community engage in illegal or unethical business practices or are perceived to do so, we may receive negative publicity and our reputation may be harmed.

Our brands may be harmed if third-parties or members of our communities use or attempt to use our marketplaces as part of their illegal or unethical business practices.

Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our communities. Our seller policies promote legal and ethical business practices. Amaze expects sellers to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. Although we seek to influence, we do not directly control our sellers, suppliers, or other members of our communities or their business practices, and we cannot ensure that they comply with our policies. If members of our communities engage in illegal or unethical business practices, or are perceived to do so, we may receive negative publicity and our reputation may be harmed.

We regularly receive and expect to continue to receive claims alleging that items listed by sellers in our marketplaces are counterfeit, infringing, illegal, harmful, or otherwise violate our policies.

We frequently receive claims, notices, and other correspondence alleging that items listed in our marketplaces, or other user-generated materials posted on our platforms, infringe upon third-party copyrights, trademarks, patents, or other intellectual property or personal rights, or that such items are otherwise harmful, dangerous, or unlawful. We have procedures in place for third parties to report these claims, including our notice-and-takedown process for intellectual property, in addition to various tools that proactively detect potential violations, including suspected counterfeit and illegal items. We strive to take appropriate action against violating content which may include removal of the item from our marketplace and, in certain cases, closing the shops of sellers who violate our policies.

Our tools and procedures may not effectively reduce or eliminate our liability. For example, on the Amaze marketplace we use a combination of automatic and manual tools and depend upon human review in many circumstances. No tools and procedures are guaranteed to function completely without error, particularly for physical, non-standardized goods, our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to an increasing number of erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platforms, especially outside the United States where laws may offer less protection for intermediaries and platforms than in the United States.

Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platforms by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), which limit most non-intellectual property law claims against Amaze based upon content posted by users on our platforms. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures and legislative proposals, and with regulators. Any legislation or court rulings affecting these safe harbors or other limits on platform liability may adversely affect us and may impose significant operational challenges. For example, there are legislative and regulatory proposals and pending litigation in both the United States and European Union that could diminish or eliminate certain safe harbor protections and/or immunities for websites and online platforms. Moreover, changes focused on actions by very large platforms that perform retailer-like functions, or handle mass user content, may directly or indirectly also impact us, our sellers, buyers and vendors.

Proposed and enacted laws in Europe and the United States may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability as platforms for user activity. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our sellers, including potentially for their conduct over which we have no control or influence.

Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit, harmful or unlawful goods or if legal changes result in us potentially being liable for actions by sellers on our platforms, we could face regulatory, civil, or criminal penalties. Claims by third-party rights owners could require us to pay damages or refrain from permitting any further listing of the relevant items. These types of claims could seek substantial damages or force us to modify our business practices, which could lower our revenue, increase our costs, or make our platforms less user-friendly. These types of claims, or legal and regulatory changes, could require the removal of non-infringing, lawful or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that unlicensed, counterfeit, harmful or unlawful items are commonly offered by sellers in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.

Our revenue growth rate and financial performance have fluctuated historically.

Our operating results are tied to certain key business metrics that have fluctuated in the past and are likely to fluctuate in the future, which makes them difficult to predict. Our operating results depend on numerous factors, many of which are outside of our control, including:

•	our ability to generate revenue from our platform;
•	our ability to improve or maintain gross margins;
•	the number and relevancy of advertisements shown to users;
•	the relevancy of content shown to users;
•	the manner in which users engage with different products, where certain products may cause us to generate less revenue;
•	the timing, cost and mix of new and existing marketing and promotional efforts as we grow and expand our operations to remain competitive;
•	fluctuations (seasonal or otherwise) in spending by our advertisers and platform usage and engagement by users, each of which may change as our product offerings and business evolves;

We may face challenges in international expansion and operations.

We plan to continue expanding our business operations outside the United States and offering content. We plan to continue to enter new international markets where we have limited or no experience in deploying our services. In order to expand successfully, we need to offer content and products that are tailored to the interests of local markets, which requires significant investment of time and resources. We may launch our advertising platform in countries where we do not have staff in place, where market perception of our services and advertising platform may be low, or where our audience size in a given market may not meet advertiser expectations, all or any of which could limit our ability to monetize our platform in those countries. As we expand into new international markets, we may not yet understand the full scope of prospective users’ interests, demographics, and culture, or advertiser expectations, target audiences, and return on spend, in those markets. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our services. If we are unsuccessful in deploying, scaling, or managing our operations in international markets, our business, results of operations, financial condition, and prospects could be adversely affected.

We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base, and advertiser base globally. These risks include:

•	operational and compliance challenges caused by distance, language, and cultural differences;
•	challenges in adapting our content, products, and services to non-U.S. consumers’ preferences, languages, and customs, including enhanced difficulty in reviewing content on our platform and enforcing our community standards across different languages and countries;
•	potential damage to our brand and reputation due to compliance with local laws, including laws that may restrict content or advertisement or requirements to provide user information, including confidential information to local authorities;
•	challenges in adapting to the needs of non-U.S. advertisers in various countries and regions;

•	selective or inconsistent government regulatory action or enforcement;
•	political, social, or economic instability;
•	higher levels of credit risk and payment fraud;
•	enhanced difficulties of integrating any foreign acquisitions;
•	reduced protection for intellectual property and other proprietary rights in certain countries;
•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations and subsidiaries;
•	different regulations and practices with respect to employee/employer relationships, workers’ councils, and labor unions that make it more difficult to do business in certain international jurisdictions;
•	increasing labor costs due to high wage inflation in certain international jurisdictions;
•	compliance with statutory requirements relating to our equity;
•	regulations that might add difficulties in repatriating cash earned outside of the United States and otherwise prevent us from freely moving cash;
•	import and export controls and restrictions and changes in trade regulations, including sanctions;
•	compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act 2010, and similar laws in other jurisdictions;
•	compliance with the European Union (“EU”) General Data Protection Regulation (the “EU GDPR”) and the United Kingdom (“UK”) General Data Protection Regulation (the “UK GDPR” and, together with the EU GDPR, the “GDPR”), which sits alongside the UK Data Protection Act 2018 to form the data privacy framework in the UK, and similar data privacy and data protection laws, rules, and regulations;

•	different laws and regulations with respect to our potential liability for content published on our platform by third parties, which may require product, engineering, or operational changes that we are unable to provide on a timely or cost-effective basis, if at all;
•	macroeconomic conditions, which have had, and may continue to have, an impact on the pace of our global expansion;
•	compliance with multiple tax jurisdictions and management of tax impact of global operations; and
•	trade protections, including tariffs, quotas, safeguards, duties, and customs restrictions, which could increase the cost or reduce the supply of products available for sale, could increase shipping times, or may require us to modify current business practices.

Risks Related to Our Wine Business

The success of our wine business depends heavily on the strength of our wine brand.

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

Public perception of our brands could be negatively affected by adverse publicity or negative commentary on social media outlets, or our responses relating to, among other things:

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

We rely heavily on the third parties to manage the sales and distribution of our wine and manage our DTC marketing initiatives. We also utilize third parties to help manage all of our regulatory licensing and compliance activities, and we utilize additional software tools available to the industry to navigate and manage the complex state-by-state regulations that apply to our operations in the beverage alcohol industry.

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

We have been engaged in litigation with our former Chief Operating Officer.

We have been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. The lawsuit relates to a complaint filed by Mr. Michaels resulting from the Company including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to a settlement agreement that the Company entered into with Mr. Michaels following termination of his employment and for not removing or directing the Company’s transfer agent to remove such legend. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. Mr. Michaels commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties and is seeking the appointment of a limited receiver over the Company’s assets in an attempt to collect on the judgement and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, awarding $21,644 in additional damages. On March 12, 2025 the Company petitioned the supreme court for review and on May 13, 2025 the supreme court denied the petition. At June 30, 2025 $622,839 was accrued as a settlement payable.

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

Risks Related to Legal and Regulatory Requirements

Our payment systems are subject to a complex landscape of evolving laws, regulations, rules, and standards.

Various laws and regulations govern payments, and these laws are complex, evolving, and subject to change and vary across different jurisdictions in the United States and globally. Moreover, even in regions where such laws have been harmonized, regulatory interpretations of such laws may differ. As a result, we are required to spend significant time and effort determining whether various licensing and registration laws relating to payments apply to us as our business strategy and operations evolve. In addition, our payments activities and/or applicable laws and regulations may evolve over time to require licensure in one or more of our core regions. Should one of our subsidiaries become licensed as a financial services provider in any jurisdiction, we would be subject to additional regulation and oversight of that subsidiary. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, cause us significant reputational damage, or force us to stop offering our payments services in certain markets. Additionally, changes in payment regulation may occur that could render our payments systems non-compliant and/or less profitable.

Further, through our agreements with our third-party payments service providers, we are subject to evolving rules and certification requirements (including, for example, the Payment Card Industry Data Security Standard), and other contractual requirements or expectations that may materially negatively impact our payments business. Failure to comply with these rules or requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines or negatively impact our relationship with our third-party payments processors.

We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements, including as a result of a change in our designation by major payment card providers, could make it difficult or impossible for us to comply and could require a change in our business operations. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules or payment card provider rules could lead to increased fees for us or our sellers, which may negatively impact payments on our platforms, usage of our payment services, and our marketplaces.

Expanding and evolving regulations in the areas of privacy and user data protection could create technological, economic and complex cross-border business impediments to our business and those of our sellers.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, and share personal information, confidential information and other sensitive or potentially protected information necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes.

Data protection remains a significant issue in the United States, countries in the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in data protection laws described elsewhere in these Risk Factors, global developments in privacy and data security regulation have changed and may continue to change some of the ways we, our sellers, our vendors and other third-parties collect, use, and share personal information and other proprietary or confidential information, and have created and will continue to create additional compliance obligations for us and our sellers, vendors, and other third-parties. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. If we fall short of our data protection obligations in countries in which we operate, we could face potential liability, regulatory investigations, and costly litigation, which may not be adequately covered by insurance.

In the European Union, the E.U. General Data Protection Regulation (“GDPR”) contains strict requirements for processing the personal data of individuals residing in E.U. member states, the European Economic Area (“EEA”), and certain additional territories. A substantially similar law, the U.K. General Data Protection Regulation (“U.K. GDPR”) (a version of the GDPR as implemented into U.K. law that combines the GDPR and the U.K. Data Protection Act of 2018) is in effect in the United Kingdom. Both laws contain significant obligations for data processors and controllers, including to protect certain data subject rights, such as the “right to be forgotten” and certain data portability, access, and redress rights, as well as obligations related to security and accountability controls (including stringent data breach notification requirements), online and email marketing, documentation and record-keeping, and other compliance requirements related to our sellers, vendors and other third parties. Both laws are also subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts. Furthermore, while the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. GDPR is currently under review in the United Kingdom and there may be further changes made to it over the next few years, including in ways that may differ from the GDPR, which could result in further or conflicting compliance obligations.

In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. Due to the GDPR and the U.K. GDPR, we may experience difficulty retaining or obtaining new E.U. or U.K. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance costs, potential risk exposure, and uncertainty for them about their own compliance obligations with respect to the GDPR and U.K. GDPR.

In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), and other state and federal laws relating to privacy, consumer protection, and data security. Some of these laws provide for penalties and/or include a private right of action and statutory damages for data breaches and other violations.

Aspects of certain newly enacted U.S. state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. If more stringent privacy legislation arises in the United States, E.U., or other jurisdictions where we operate, it could increase our potential liability and adversely affect our business, results of operations, and financial condition.

The GDPR, CCPA, and similar laws in other jurisdictions, and future changes to or interpretations of any of these laws, may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements introduce friction into the buying and selling experience on our platforms and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Complying with these laws and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. For example, under the GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain requirements).

In addition, E.U. data protection laws also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the E.U.-United States Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the U.K. for the UK-United States Data Bridge). Amaze relies on a variety of compliance methods to transfer personal data of EEA individuals to the United States. The rules related to cross-border transfers remain subject to legal uncertainty and potential change, which may impede Amaze and our subsidiaries’ ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. Among other things, there is a risk that transfers by us or our vendors of personal information from Europe may not comply with E.U., or U.K. data protection law, may increase our exposure to potential sanctions for violations of applicable cross-border data transfer restrictions, and may result in lower sales on our platforms because of the potential difficulty of establishing a lawful basis for personal information transfers out of Europe.

We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. We are subject to occasional requests from regulators regarding these efforts. Failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third-party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third-parties related to privacy and/or information security, including contractual obligations to indemnify and hold harmless third-parties from the costs or consequences of non-compliance with data protection laws, or other obligations.

Our sellers and vendors may have been and may now and in the future be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We have varying contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data in some circumstances. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause members of our communities to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations or industry standards, to varying extents, require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A cyber-related event or security breach could lead to claims by members of our communities or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or members of our communities could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

Our business is subject to many U.S. and non-U.S. laws, many of which are evolving.

We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws, accessibility requirements, taxation, trade, product liability, marketing, and consumer protection laws, and laws and regulations focused on e-commerce and online marketplaces, such as those governing online payments, privacy, anti-spam, data security and protection, online platform liability, content moderation, marketplace seller regulation, intellectual property, artificial intelligence, automated decision-making, and machine learning. Additional examples include data localization requirements, limitations on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech and content moderation, limits on network neutrality, packaging and recycling requirements, seller certification and representative requirements, know-your-customer/business regulations such as under the U.S. INFORM Consumers Act and under the E.U. Digital Services Act (“DSA”), and rules related to security, privacy, or national security, which may regulate us, our users, or our vendors. In light of our international operations, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are more actively enforced. In addition, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, due diligence, climate change, human capital, and diversity, are being developed and formalized in Europe, the United States (both at the federal level and on a state-by-state basis), and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements.

These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. In some jurisdictions, these laws and regulations subject us to attempts to apply domestic rules worldwide against Amaze or our subsidiaries, and may subject us to inconsistent obligations across jurisdictions. In addition, outside of the United States, governments of one or more countries have in the past, do, and may continue to seek to censor content available on our platforms (including at times lawful content), and/or to block access to our platforms.

We strive to comply over time with all applicable laws, and compliance is often complex and/or operationally challenging. In addition, applicable laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may have not always fully complied and may not be able to fully or timely comply with all applicable laws in all jurisdictions where we operate, particularly where the applicable regulatory regimes are new or have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us, for example, to incur significant expenses, discontinue certain services, or limit or discontinue our services in particular jurisdictions, any of which could negatively affect our business. In addition, if we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.

Additionally, if third-parties with whom we work violate applicable laws or our policies, those violations could also result in liabilities for us and could harm our business. Our ability to rely on insurance, contracts, indemnification, and other remedies to limit these liabilities may be insufficient or unavailable in some cases. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers or other third parties is uncertain, complex, and evolving. Upcoming and proposed regulations may require marketplaces like ours to comply with specific obligations, beyond what marketplaces have traditionally been required to do, to avoid liability. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.

Increased regulation of technology companies, even if focused on large, widely adopted platforms, may nevertheless impact smaller platforms and small businesses, including us and our sellers.

We believe that it is, and that it should continue to be, relatively easy for new businesses to create online commerce offerings or tools or services that enable entrepreneurship. However, as the technology space is increasingly subject to regulation, there is a risk that legislation, and regulatory or competition inquiries, even if focused on large, widely adopted platforms, may impede smaller platforms and small businesses, including us and our sellers.

New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of platform liability laws may impose costs, burdens and uncertainty on Amaze and the sellers on our platforms. This may even be the case for new laws or regulations focused on other technology areas, business practices, or other third-parties that nonetheless indirectly or unintentionally impact us, our sellers, or our vendors. For example, in the European Union, the DSA, the General Product Safety Regulation (“GPSR”), and changes to the Product Liability Directive may impact us directly, as well as impacting our sellers and vendors. Similarly, anti-waste regulations in Germany and France and new proposed sustainability-related E.U.-wide regulations directly impact our sellers, as well as impose compliance verification obligations on us. In the United Kingdom, the Online Safety Act, which has passed through Parliament, may impact us in a range of content regulation areas subject to our categorization by the regulator, including by imposing additional requirements regarding illegal content, child safety, fraud, and platform transparency. If we and our sellers are unable to cost-effectively comply with new regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, or require us to take actions at a scale inconsistent with the size, resources, and operation of our marketplaces, our sellers may elect not to ship into, or we may be required to restrict shipping into, the impacted jurisdictions, and our business could be harmed. In addition, there have been various U.S. Congressional efforts to require platforms to vet and police sellers or proactively screen content, or to restrict the scope of the intermediary liability protections available to online platforms for third-party user content, such as the proposed SHOP SAFE Act. As a result, our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs implementing any required changes and investigating and defending claims and, if we are found liable, we could incur significant damages. In addition, if legislation or regulatory inquiries, even if focused on other entities, require us to expend significant resources in response or result in the imposition of new obligations, our business and results of operations could be adversely affected.

We also operate under an increasing number of regulatory regimes which, if certain statutory requirements are met, may protect us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation laws, competition and marketplace platform regulation, hate speech laws, and general commerce and consumer protection regulation. These laws, and court or regulatory interpretations of these laws (including their limitations and safe harbors), may shift quickly in the United States and worldwide. For example, upcoming regulations may impose significant verification, certification, assessments, or additional compliance obligations on both us and our sellers. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platforms operate, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to protect our marketplaces under these regimes. If we are unable to cost-effectively protect our platforms, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplaces can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplaces, our business could be harmed.

As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to extensive regulation in the United States by federal, state, and local laws regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) and the Food and Drug Administration (the “FDA”). These and other regulatory agencies impose a number of product safety, labelling and other requirements on our operations and sales. In California, where all of our wines are made, we are subject to alcohol-related licensing and regulations by many authorities, including the Department of Alcohol Beverage Control (the “ABC”), which investigates applications for licenses to sell alcoholic beverages, reports on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted. We are also subject to regulatory compliance requirements in all states in which we sell our wines. Any governmental litigation, fines, or restrictions on our operations resulting from the enforcement of these existing regulations or any new legislation or regulations could have a material adverse effect on our business, results of operations and financial results. Any government intervention challenging the production, marketing, promotion, distribution or sale of beverage alcohol or specific brands could affect our ability to sell our wines. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business, results of operations or financial results. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business. Changes to the interpretation or approach to enforcement of regulations may require changes to our business practices or the business practices of our suppliers, distributors, or customers. The penalties associated with any violations or infractions may vary in severity, could result in a significant impediment to our business operations, and could cause us to have to suspend sales of our wines in a jurisdiction for a period of time.

New and changing environmental requirements, and new market pressures related to climate change, could materially and adversely affect our business, results of operations and financial results.

There has been significant public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogues to federal regulations and authorities intended to perform the similar purposes. We are subject to local environmental regulations that address a number of elements of our wine production process, including air quality, the handing of hazardous waste, recycling, water use and discharge, emissions and traffic impacts. Compliance with these and other environmental regulation requires significant resources. Continued regulatory and market trends towards sustainability may require or incentivize us to make changes to our current business operations. We may experience future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements to meet environmental regulatory requirements. Although we don’t cultivate our own grapes, increased costs associated with environmental regulatory compliance may impact grape growers, which may increase our costs to purchase bulk juice.

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

Risks Related to Our Intellectual Property

We may be unable to adequately protect our intellectual property.

Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. We also rely on trade secret protection for parts of our technology and intellectual property. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. While we have obtained or applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property, and may not be sufficiently broad to protect our proprietary technologies. Additionally, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend such rights, if necessary, could be substantial. From time to time, we acquire intellectual property from third-parties, but these acquired assets, like our internally developed intellectual property, may lapse, be abandoned, be challenged or circumvented by others, be held invalid, be unenforceable, or may otherwise not be effective in protecting our platforms.

In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even when we do detect violations, enforcing our rights may require us to engage in litigation, use of takedowns and similar procedures, or licensing. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to adequately prevent unauthorized use or misappropriation of our intellectual property by third parties, the value of our brand and other intangible assets may be diminished and customers may lose trust in Amaze. Any of these events could have an adverse effect on our business.

We attempt to protect our intellectual property and confidential information in part through confidentiality, non-disclosure, and invention assignment agreements with employees, advisors, service providers and other third-parties who develop intellectual property on our behalf, or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on our behalf or that has or may have had access to our confidential information, trade secrets and other intellectual property. These agreements may also be breached, or may not effectively prevent unauthorized use, disclosure, or misappropriation of our confidential information or intellectual property. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or infringement of our intellectual property. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third-party claims. If we are unable to cost-effectively protect our intellectual property rights, our business could be harmed.

We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.

We may become subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Defending against, or otherwise addressing, any such claims, whether they are with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from these claims could require us to pay substantial amounts or obtain a license to continue to use the disputed technology, or otherwise restrict or prohibit our use of the technology. We cannot ensure that we would be able to obtain from the third party asserting the claim a license on commercially reasonable terms, if at all, develop alternative technology on a timely basis, if at all, or obtain a license to use a suitable alternative technology to permit us to continue offering, and sellers and buyers to continue using, our affected service or product. An adverse determination also could prevent us from offering our products and services to others. Infringement claims asserted against us may have a material adverse effect on our business, results of operations or financial condition.

General Business Risks

We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition, results of operations and prospects.

Our success depends upon the continued service of our key management employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. Each of our executive officers and key management, sales, marketing, technical and other employees could terminate his or her relationship with us at any time. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in retaining and motivating our existing employees. The loss of key management employees or other personnel might significantly delay or prevent the achievement of our business objectives and could harm our business and our relationships.

We face significant competition for qualified personnel, including members of management. In particular, we face significant competition for talent from other e-commerce, technology and high-growth companies, which include both public and privately held companies. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our employee morale, productivity and retention and ability to execute on our business strategy effectively and efficiently could suffer, which may adversely affect our business, financial condition, results of operations and prospects.

We may experience operational and financial risks in connection with acquisitions.

We may selectively seek potential acquisition targets to add complementary companies, products or technologies. The identification of suitable acquisition targets can be difficult, time-consuming and costly. We may be unable to identify suitable targets for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including, among other things:

•	using a significant portion of our available cash and cash equivalents;

•	issuing equity securities, which would dilute current stockholders’ percentage ownership;

•	incurring substantial debt, which would further restrict our business and operations;

•	incurring or assuming contingent liabilities, known or unknown;

•	incurring amortization expenses related to intangibles; and

•	incurring large accounting write-offs or impairments.

In addition, acquisitions involve inherent risks which, if realized, could adversely affect our business and results of operations, including those associated with:

•	integrating the operations, financial reporting, technologies and personnel of acquired companies, including establishing and maintaining a system of internal controls appropriate for a public company environment;

•	managing geographically dispersed operations;

•	the diversion of management’s attention from other business concerns;

•	the inherent risks in entering markets or lines of business in which we have either limited or no direct experience;

•	the potential loss of key employees, customers and strategic partners of acquired companies; and

•	the impact of laws and regulations relating to antitrust at the state, federal and international levels, which could significantly affect our ability to complete acquisitions and expand our business.

Goodwill impairment charges could negatively impact our net income and stockholders’ equity.

We have recorded goodwill as a result of our acquisition of Amaze Software. Goodwill is not amortized, but rather, is tested for impairment at the reporting unit level. We have two reporting units consisting of E-Commerce/Subscriptions and Wine Products. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of a goodwill impairment charge. These risks include:

•	adverse changes in macroeconomic conditions, the business climate, or the market for the entity’s products or services;

•	significant variances between actual and expected financial results;

•	negative or declining cash flows;

•	lowered expectations of future results;

•	failure to realize anticipated synergies from acquisitions;

•	significant expense increases;

•	a more likely-than-not expectation of selling or disposing all, or a portion of, a reporting unit;

•	the loss of key personnel; and

•	an adverse action or assessment by a regulator.

Our goodwill impairment testing involves the use of estimates and the exercise of judgment, including judgments regarding expected future business performance and market conditions. Significant changes in our assessment of such factors, including the deterioration of market conditions, could affect our assessment of the fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to a variety of tax and tax collection obligations in the United States and in numerous other foreign jurisdictions. We record tax expense, including indirect taxes, based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable or likely settlements of tax audits. We may recognize additional tax expense and be subject to additional tax liabilities, including tax collection obligations, due to changes in tax law, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, such as digital services taxes or online sales taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, several jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our effective tax rate, results of operations and cash flows could be materially and adversely affected by additional taxes imposed on us prospectively or retroactively. We may also be subject to increased requirements for marketplaces to report, collect, remit, and hold liability for their customers’ direct and indirect tax obligations, as a result of changes to regulations, administrative practices, outcomes of court cases, and changes to the global tax framework.

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which our current tax obligations are determined. The second pillar of the project (“Pillar Two”) calls for a minimum tax rate on corporations of 15% and is expected to be implemented by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to make further revisions to the rules, however, we expect adverse consequences to our tax liabilities based on rules as currently drafted. We will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which we operate.

Our effective tax rate and cash taxes paid in a given financial statement period may be adversely impacted by results of our business operations including changes in the mix of revenue among different jurisdictions, acquisitions, investments, entry into new geographies, the relative amount of foreign earnings, changes in foreign currency exchanges rates, changes in our stock price, intercompany transactions, changes to accounting rules, expectation of future profits, changes in our deferred tax assets and liabilities and our assessment of their realizability, and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.

In the ordinary course of our business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. Although we believe that our tax positions and related provisions reflected in the financial statements are fully supportable, we recognize that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law, and closing of statute of limitations. To the extent that the ultimate results differ from our original or adjusted estimates, our effective tax rate can be adversely affected.

The (provision) benefit for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and raise issues regarding filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against us. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact on our effective tax rate and tax liabilities.

At any one time, we typically have multiple tax years subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates as audits close and exposures are re-evaluated.

Our business could be adversely affected by economic downturns, inflation, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

 Macroeconomic conditions have and may continue to adversely affect our business. If general economic conditions deteriorate in the United States or other markets where we operate, consumer discretionary product spending may decline and demand for the goods and services available on our platforms may be reduced. This would cause our marketplace and services revenue to decline and adversely impact our business.

 Global economic conditions have also generated pressure on consumer discretionary product spending. Consumer purchases of discretionary items, including the goods that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Factors that could further affect consumers’ willingness to make discretionary purchases include, among others: high levels of unemployment; higher consumer debt levels; global geopolitical uncertainties; reductions in net worth, declines in asset values, disruptions to the banking industry, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and lack of credit availability; rising fuel and energy costs; rising commodity prices; and other general uncertainty regarding the overall future political and economic environment. It is difficult to predict how our business might be impacted by changing consumer spending patterns. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain disruptions impacting our communities of sellers and the economy as a whole, consumer spending habits could be materially and adversely affected, as could our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

If trends supporting self-employment, and the desire for supplemental income were to reverse, the number of sellers offering their goods in our marketplaces and the number of goods listed in our marketplaces could decline. In addition, currency exchange rates may directly and indirectly impact our business. If the U.S. dollar strengthens or weakens against foreign currencies, particularly if there is short-term volatility, our foreign currency denominated revenue, when translated into U.S. dollars, could fluctuate significantly. Currency exchange rates may also impact demand for cross-border purchases, which could impact revenue.

 Any events causing significant disruption or distraction to the public or to our workforce, or impacting overall macroeconomic conditions, such as natural disasters and other adverse weather and climate conditions, public health crises, supply chain disruptions, political instability or crises, terrorist attacks, war, social unrest, or other unexpected events, could disrupt our operations, or the operations of one or more of our third-party service providers. These events may also impact buyer demand for discretionary goods, impact sellers’ ability to run their businesses on our marketplaces and ship their goods, and impact our ability to execute on our strategy, any of which could negatively impact our business and financial performance.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC and NYSE rules, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Risks Related to Ownership of Our Common Stock

The issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock, including as a result of the exercise of any warrants to purchase shares of common stock, may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Our failure to maintain continued compliance with the listing requirements of the NYSE American exchange could result in the delisting of our common stock.

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, NYSE Regulation may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what NYSE Regulation considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by NYSE Regulation; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American in its opinion, inadvisable. If we do not maintain compliance with the continued listing requirements for the NYSE American within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file).

In September 2023, we received a written notice from NYSE American stating that we were not in compliance with the $4 million stockholders’ equity requirement of Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). In October 2023 we submitted a plan to the NYSE American addressing actions we have taken and how we intend to regain compliance with the continued listing standards by March 8, 2025. In November 2023, NYSE American notifies us that our plan to regain compliance with NYSE American’s listing standards was accepted. NYSE American also notifies us we were not in compliance with Section 1003(a)(i) of the Company Guide, which requires an issuer to have stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two out of its three most recent fiscal years. On March 10, 2025 NYSE American notifies us that we had resolved the stockholders’ equity deficiency with respect to Section 1003(a)(i) and (ii) of the Company Guide, and that we are now in compliance with the NYSE American continued listing standards relating to stockholders’ equity. No assurance can be provided that we will continue to comply with these continued listing requirements.

If we are not in compliance with all continued listing standards, we will be subject to delisting proceedings. If NYSE American delists our common stock from its exchange, an investor would likely find it significantly more difficult to buy or sell our shares and to obtain accurate quotations, and the price of our stock could suffer a material decline. Additionally, delisting would impair our ability raise future capital through the sale of our shares.

The price of our common stock has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

Our stock price has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price of our common stock may be influenced by many factors, including but not limited to:

•	additions or departures of key management personnel;

•	announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	our cash position;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community and securities analysts or that we may otherwise provide to the public;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	issuances of debt or equity securities

•	sales of our securities by us or our stockholders in the future;

•	low trading volume of our securities;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	data breaches of our company, providers, or vendors;

•	regulatory or legal developments in the United States and other countries;

•	disputes or other developments relating to proprietary rights, including our ability to adequately protect our proprietary rights in our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	natural disasters, infectious diseases, conflict, including the ongoing military conflict between Russia and Ukraine and the related sanctions, conflicts in the Middle East, civil unrest, epidemics or pandemics, outbreaks, resurgences or major catastrophic events;

•	general political and economic conditions, including potential future disruptions in access to bank deposits or lending commitments due to bank failures; and

•	other events or factors, many of which are beyond our control.

As a result, you may not be able to sell your shares of our common stock at or above the price at which you purchased them. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. Because of the volatility of our stock price, we may become the target of securities litigation in the future. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

The reverse stock split we implemented may not achieve the intended results and the market price of our common stock may be materially and negatively impacted.

At our 2025 annual meeting of stockholders on June 12, 2025, our stockholders approved a proposal to effect, at the option of our board of directors, a reverse stock split of our common stock at a ratio between 1-for-10 and 1-for-50, as determined by our board of directors in its sole discretion (the “Reverse Stock Split Proposal”). On June 2, 2025, our board of directors determined to effect a 1-for-23 reverse stock split effective on June 12, 2025, subject to stockholder approval of the Reverse Stock Split Proposal, and on June 12, 2025, we filed a certificate of amendment to effect the 1-for 23 reverse split ratio. The reverse stock split is primarily intended to increase the per share market price of our common stock to meet the $3.00 per share minimum bid price requirement of the NYSE American Company Guide.

We cannot assure you that we will achieve any of the intended results of the reverse stock split, including improved marketability and liquidity of our common stock, maintaining compliance with NYSE American listing standards and encouraging trading in our common stock by long-term investors. Accordingly, the market price and the value of your investment could be materially and negatively impacted.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the NYSE American, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our management team has limited experience managing a public company.

Most of the members of our management team have limited to no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage their new roles and responsibilities. As a public company, we are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2021 due to the existence of material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis., including those related to accounting for related party transactions, the lack of segregation of duties, a lack of regular and timely review of accounts receivable subledgers and improper accounting for equity-based compensation. We continued to report the existence of such material weaknesses in our Annual Reports on Form 10-K for the years ended December 31, 2022, 2023 and 2024. As of June 30, 2025 the material weaknesses in our internal control over financial reporting resulted from (i) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions and (ii) the lack of controls to prevent a misstatement in accounting for equity-based compensation and the accounting for accounts payable and other equity transactions in a timely manner. .

We are in the process of implementing a plan to remediate the material weaknesses described above. Our plan includes designing processes to keep authorization, recordkeeping, custody of assets, and reconciliation duties separate, the hiring of additional accounting, finance and information technology staff and implementing additional procedures and controls. Once these actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated and our internal controls over financial reporting are effective, we will consider these material weaknesses fully addressed.

In the future, it is possible that additional material weaknesses may be identified that we may be unable to remedy before the requisite deadline for the financial reports. Our ability to comply with the annual internal control over financial reporting requirements will depend on the effectiveness of our financial reporting and relevant information systems and controls across our company. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our results of operations and cause us to fail to meet our financial reporting obligations or result in material misstatements in our consolidated financial statements, which could adversely affect our business and reduce our stock price.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are an emerging growth company and a smaller reporting company and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of this offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to:

•	being permitted to present or incorporate only two years of audited financial statements in this prospectus;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	not being required to comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements;

•	the ability to elect to defer compliance with new or revised accounting standards until such standards would apply to private companies;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

We have taken advantage of the reduced reporting burdens in this prospectus and the information we provide to stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. It is possible that this may cause investors to find our common stock less attractive. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be reduced or more volatile.

Even following the termination of our status as an emerging growth company, we may be able to take advantage of the reduced disclosure requirements applicable to “smaller reporting companies,” as that term is defined in Rule 12b-2 of the Exchange Act, and, in particular, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. To the extent that we are no longer eligible to use exemptions from various reporting requirements, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to the Articles of Incorporation effective June 12, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 13, 2025)

10.1	Securities Purchase Agreement dated as of May 6, 2025 by and between Amaze Holdings, Inc. and C/M Capital Master Fund, LP (incorporated by reference to 10.1 to Current Report on Form 8-K filed May 7, 2025)

10.2	Registration Rights Agreement dated as of May 6, 2025 by and between Amaze Holdings, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 7, 2025)

10.3	Business Loan and Security Agreement dated as of May 5, 2025 by and among Amaze Holdings, Inc., Amaze Software, Inc. and Balanced Management, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 7, 2025)

10.4	Form of Subordinated Secured Promissory Note (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2025)

10.5	Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 13, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAZE HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Aaron Day
Aaron Day
Chief Executive Officer

Date: August 14, 2025	By:	/s/ Keith Johnson
Keith Johnson
Interim Chief Financial Officer

