Form 10-Q
period 2025-09-30
AMAZE HOLDINGS, INC.
filed 2025-11-14
CIK 1880343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the registrant had 19,941,815 shares of common stock outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern in the absence of obtaining additional financing;

•	our ability to obtain additional financing within timeframes required on terms acceptable to us, or at all;

•	the strategy or future operations of our company;

•	our projected financial performance;

•	expectations concerning our relationships and actions with third parties;

•	our ability to retain or recruit, or effect changes required in, our officers, key employees or directors;

•	our ability to anticipate market needs and/or develop new or enhanced products or services to meet those needs;

•	our ability to manage our growth and expand our infrastructure;

•	our beliefs regarding future global and national macroeconomic conditions and the impact on us, creators and consumers;

•	the expected impact of quarterly and seasonal fluctuations on our operating results;

•	our ability to continue to protect our trademarks and other intellectual property rights, including our brand and reputation;

•	our ability to continue to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;

•	expected competition in the markets in which we operate;

•	the anticipated effect on our business and financial condition of litigation to which we are or may become a party;

•	our ability to operate, update or implement our IT systems;

ii

•	our ability to protect and safeguard against cybersecurity risks and breaches;

•	our ability to successfully pursue strategic acquisitions and integrate acquired businesses;

•	our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures;

•	the potential liquidity and trading of our securities;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	our ability to pay accrued dividends to the holders of our Series A Convertible Preferred Stock; and

•	any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans and the anticipated timing of filings.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties set forth below in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the six months ended June 30, 2025 as well as in the other reports and documents that we file with the SEC.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash	$299,938	$155,647
Accounts receivable, net of allowance for credit losses of $9,018 and $13,400 as of September 30, 2025 and December 31, 2024, respectively	57,049	6,966
Note receivable	—	3,500,000
Other receivable	152,000	—
Equity investment	—	466,500
Inventories	174,189	212,494
Prepaid expenses and other	572,797	33,830
Deferred offering costs	31,755	—
Interest receivable	—	36,888
Total current assets	1,287,728	4,412,325

Fixed assets, net
Computer equipment, net	5,347	—
Goodwill	97,165,375	—
Total assets	$98,458,450	$4,412,325

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,951,334	$1,108,777
Accrued compensation	383,093	—
Accrued creator commissions	2,506,631	—
Settlement payable	341,875	484,735
Accrued expenses	2,537,340	596,610
Accrued expenses - related parties	309,333	309,333
Accrued sales tax	2,144,860	—
Deferred revenue	2,829,854	1,919
Financing arrangement, net of discount	172,158	—
Convertible notes payable, net of discount	5,704,540	432,105
Notes payable, current portion, net of discount	2,397,091	—
Total current liabilities	27,278,109	2,933,479

Total liabilities	27,278,109	2,933,479

Commitment and contingencies - Note 16

Stockholders’ equity
Series A preferred stock, $0.001 par value – 10,000 shares authorized at September 30, 2025 and December 31, 2024; 4,500 and 9,350 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively, preference in liquidation of $852,567 and $1,597,706 at September 30, 2025 and December 31, 2024, respectively	5	9
Series B preferred stock, $0.001 par value – 50,000 shares authorized at September 30, 2025 and December 31, 2024; 5,250 and 50,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively, preference in liquidation of $787,500 and $7,500,000 at September 30, 2025 and December 31, 2024, respectively	5	50
Series C preferred stock, $0.001 par value – 100,000 and 0 shares authorized at September 30, 2025 and December 31, 2024, respectively; 8,550 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; preference in liquidation of $855,000 and $0 at September 30, 2025 and December 31, 2024, respectively	9	—
Series D preferred stock, $0.001 par value – 750,000 and 0 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; preference in liquidation of $0 at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value - 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 6,410,742 and 726,670 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	6,413	727
Additional Paid-In Capital	112,757,076	30,636,861
Accumulated deficit	(41,583,167)	(29,158,801)
Total stockholders’ equity	71,180,341	1,478,846

Total liabilities and stockholders’ equity	$98,458,450	$4,412,325

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues	$1,254,241	$63,209	$2,184,339	$238,261
Cost of revenues	81,351	65,046	226,513	240,539
Gain from recovery of inventory reserve	—	(154,483)	—	—
Gross income (loss)	1,172,890	152,646	1,957,826	(2,278)

Selling, general and administrative expenses	4,765,448	459,988	11,533,582	2,393,735
Equity-based compensation	768,403	1,626	958,762	4,878
Depreciation	1,675	—	3,907	—
Operating loss	(4,362,636)	(308,968)	(10,538,425)	(2,400,891)

Other income (expense)
Other income (expense)	15,006	—	1,107	39
Interest expense	(480,007)	(6,322)	(1,404,995)	(6,322)
Realized loss on equity investment	—	—	(41,000)	—
Change in fair value of convertible debt	(20,304)	—	(20,304)	—
Loss on extinguishment of liabilities	(298,917)	—	(280,616)	—
Total other expenses	(784,222)	(6,322)	(1,745,808)	(6,283)

Net loss	(5,146,858)	(315,290)	(12,284,233)	(2,407,174)
Series A preferred dividends	30,600	50,000	140,133	106,133
Net loss attributable to common stockholders	$(5,177,458)	$(365,290)	$(12,424,366)	$(2,513,307)

Weighted average shares outstanding
Basic	6,120,437	694,619	2,843,617	694,619
Diluted	6,120,437	694,619	2,843,617	694,619

Net loss per share - basic	$(0.85)	$(0.53)	$(4.37)	$(3.62)
Net loss per share - diluted	$(0.85)	$(0.53)	$(4.37)	$(3.62)

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Month Periods Ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	10,000	$10	—	$—	—	$—	—	$—	694,619	$695	$25,646,536	$(26,476,760)	$(829,519)
Issuance of Series B preferred stock	—	—	940	1	—	—	—	—	—	—	90,324	—	90,325
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(30,000)	(30,000)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,625	—	1,625
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,212,315)	(1,212,315)
Balance, March 31, 2024	10,000	$10	940	$1	—	$—	—	$—	694,619	$695	$25,738,485	$(27,719,075)	$(1,979,884)
Issuance of Series B preferred stock	—	—	8,195	8	—	—	—	—	—	—	714,684	—	714,692
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(26,133)	(26,133)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,626	—	1,626
Net loss	—	—	—	—	—	—	—	—	—	—	—	(879,569)	(879,569)
Balance, June 30, 2024	10,000	$10	9,135	$9	—	$—	—	$—	694,619	$695	$26,454,795	$(28,624,777)	$(2,169,268)
Accrued preferred dividends, Series A (24%/share)	—	—	—	—	—	—	—	—	—	—	—	(50,000)	(50,000)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,626	—	1,626
Issuance of warrants, with convertible notes payable	—	—	—	—	—	—	—	—	—	—	131,353	—	131,353
Net loss	—	—	—	—	—	—	—	—	—	—	—	(315,290)	(315,290)
Balance, September 30, 2024	10,000	$10	9,135	$9	—	$—	—	$—	694,619	$695	$26,587,774	$(28,990,067)	$(2,401,579)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,350	$9	50,000	$50	—	$—	—	$—	726,670	$727	$30,636,861	$(29,158,801)	$1,478,846
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(56,100)	(56,100)
Issuance of Series C preferred stock and warrants	—	—	—	—	6,150	6	—	—	—	—	581,949	—	581,955
Issuance of Series D preferred stock and warrants	—	—	—	—	—	—	750,000	750	—	—	74,999,250	—	75,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,208)	(2,089,208)
Balance, March 31, 2025	9,350	$9	50,000	$50	6,150	$6	750,000	$750	726,670	$727	$106,218,060	$(31,304,109)	$74,915,493
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(53,433)	(53,433)
Issuance cost in conjunction with name change	—	—	—	—	—	—	—	—	—	—	(56,667)	—	56,667
Issuance of Series C preferred stock and warrants	—	—	—	—	2,400	3	—	—	—	—	203,109	—	203,112
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	23,631	24	262,476	—	262,500
Issuance of common stock for services	—	—	—	—	—	—	—	—	22,608	23	190,336	—	190,359
Common stock issued in connection with reverse stock split	—	—	—	—	—	—	—	—	48,966	49	(49)	—	—
Warrants issued in conjunction with debt	—	—	—	—	—	—	—	—	—	—	213,553	—	213,553
Conversion of Series A preferred stock and accrued dividends	(2,337)	(2)	—	—	—	—	—	—	106,793	107	(105)	—	—
Conversion of Series B preferred stock	—	—	(10,750)	(11)	—	—	—	—	103,866	104	(93)		—
Conversion of Series D preferred stock	—	—	—	—	—	—	(750,000)	(750)	4,076,115	4,076	(3,326)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,048,167)	(5,048,167)
Balance, June 30, 2025	7,013	$7	39,250	$39	8,550	$9	—	$—	5,108,649	$5,110	$107,027,294	$(36,405,709)	$70,626,750
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(30,600)	(30,600)
Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	759,000	759	4,444,427	—	4,445,186
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	29,065	29	(29)	—	—
Warrants issued in conjunction with debt	—	—	—	—	—	—	—	—	—	—	209,408	—	209,408
Conversion of Series A preferred stock	(2,513)	(2)	—	—	—	—	—	—	173,740	174	145,635	—	145,807
Conversion of Series B preferred stock	—	—	(34,000)	(34)	—	—	—	—	328,511	329	(295)	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	768,403	—	768,403
Issuance of commencement shares with securities purchase agreement	—	—	—	—	—	—	—	—	11,777	12	162,233	—	162,245
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,146,858)	(5,146,858)
Balance, September 30, 2025	4,500	$5	5,250	$5	8,550	$9	—	$—	6,410,742	$6,413	$112,757,076	$(41,583,167)	$71,180,341

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(12,284,233)	$(2,407,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	844,535	6,322
Depreciation expense	3,907	—
Realized loss on equity investment	41,000	—
Gain on extinguishment of liabilities	(18,301)	—
Loss on extinguishment of debt	298,185	—
Change in fair value of convertible debt	20,304	—
Equity-based compensation	958,762	4,878
Changes in operating assets and liabilities:
Accounts receivable	(25,867)	126,821
Inventories	38,305	105,047
Prepaid expenses and other	2,822	(38,646)
Interest receivable	(41,293)	—
Accounts payable	947,693	647,600
Accrued compensation	383,093	—
Settlement payable	(124,559)	—
Accrued creator commissions	90,376	—
Accrued expenses	(124,346)	209,085
Accrued sales tax	153,259	—
Deferred revenue	(940,615)	(722)
Net cash used in operating activities	(9,776,973)	(1,346,789)

Cash flows from investing activities
Cash acquired through acquisition (Note 2)	591,686	—
Issuance of note receivable	(900,000)	—
Net cash used in investing activities	(308,314)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable net of issuance costs	3,466,489	42,500
Proceeds from financing arrangement net of issuance cost	225,000	—
Proceeds from convertible notes payable and warrants	1,719,121	300,000
Proceeds from issuance of Series B preferred stock - net of issuance costs	—	805,017
Proceeds from issuance of Series C preferred stock - net of issuance costs	703,047	—
Repayment of financing arrangement	(933,228)	—
Repayment of convertible notes payable	(60,000)	—
Deferred offering costs	(31,755)	—
Warrants issued in conjunction with debt	422,961	—
Commencement shares issued with debt	162,245
Payments on note payable	—	(15,000)
Issuance of common stock from Equity Line of Credit – net of issuance costs	4,293,186
Issuance of common stock in conjunction with securities purchase agreement	262,500	—
Net cash provided by financing activities	10,228,566	1,132,517

Net change in cash and restricted cash	144,291	(214,272)
Cash and restricted cash at beginning of period	155,647	336,340
Cash and restricted cash at end of period	$299,938	$122,068

Supplemental disclosure of cash flow information:
Acquisition through issuance of Series D and Merger Warrants	$75,000,000	$—
Repayment of debt with investment	521,260	—
Forgiveness of note receivable and interest with note payable and interest from Acquisition	4,478,181	—
Warrants issued in conjunction with debt	422,961	131,353
Issuance cost in conjunction with name change	56,667	—
Accrued Series A dividends	140,133	$106,133
Series A preferred dividends converted to common stock	145,804	—
Other receivable issued in exchange for common stock	152,000	—
Accrued expenses converted to Series C and warrants	82,020	—

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

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $41.6 million as of September 30, 2025. Cash flows used in operating activities were approximately $9.8 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had approximately $26.0 million working capital deficit, inclusive of approximately $300,000  in cash.

The Company received gross proceeds of approximately $855,000 from a preferred stock offering, approximately $4.3 million from the equity line of credit and $5.4 million from the issuance of debt during the nine months ended September 30, 2025.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software, Inc. with Amaze Software, Inc. as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 380,448 shares of the Company’s common stock. See Note 2.

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

Accounts Receivable, Net

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and credit losses based upon historical experience and its evaluation of the current status of receivables and an evaluation of a reasonable forecast of future events. Accounts considered uncollectible are written off against the allowance. As of September 30, 2025 and December 31, 2024 there was approximately $9,000 and $13,000 in the allowance for credit losses, respectively. No accounts receivable were written off during the three and nine month periods ended September 30, 2025 or 2024. Recoveries of accounts receivable previously written off are recorded as income when received. Recoveries were not material during the three and nine month periods ended September 30, 2025. No recoveries were recorded during the three or nine months ended September 30, 2024. Provisions for (reductions to) the allowance for credit losses totaled $(4,382) and $0 for the nine month periods ended September 30, 2025 and 2024, respectively. Provisions for (reductions to) the allowance for credit losses total $(458) and $0 during the three month period ended September 30, 2025 and 2024, respectively.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2024, the Company had no balance of goodwill. The balance of goodwill as of September 30, 2025 is derived from the Acquisition completed in March 2025. The Company is in the process of completing its formal valuation analysis to identify and determine the fair values acquired related to this Acquisition.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of September 30, 2025 and December 31, 2024, the Company had recorded no inventory allowance.

Deferred Offering Costs

Deferred offering costs primarily consist of legal fees and any other fees relating to the Company’s At-The-Market became effective in October 2025. The deferred offering costs will be capitalized as incurred and will be offset against the sale of common stock at the closing of the Company’s offering.

Investment in Equity Securities

The Company accounts for equity investments in public companies by adjusting the fair value at each reporting period based on the readily determinable fair value.

At December 31, 2024, the Company held one investment in Venu Holding Corp, previously known as Notes Live, Inc. The Company did not hold any investments in equity securities as of September 30, 2025.

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

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) notes that when another party is involved in providing goods or services to a customer, the entity should determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself (that is, the entity is a principal) or to arrange for those goods or services to be provided by the other party (that is, the entity is an agent). The Company does not bear responsibility for inventory losses and does not have pricing determination; therefore, the Company has determined it is the agent and revenue is therefore recognized as net sales.

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

Wine Products

The Company’s wine revenue reflects the sale of wine domestically in the U.S. to wholesale distributors or DTC customers. Under ASC 606, the Company recognizes revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single type of performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling as a fulfillment activity, with amounts billed to customers for shipping and handling included in total revenue.

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

The following table presents the percentages of total consolidated revenue disaggregated by sales channels for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Wholesale	0.29%	12.3%	0.31%	16.8%
Direct to consumer	15.09%	87.7%	12.89%	83.2%
E-commerce	66.90%	—%	76.57%	—%
Subscriptions	17.72%	—%	10.23%	—%
Total revenue	100%	100%	100%	100%

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

Contract liabilities as of September 30, 2025, December 31, 2024, and January 1, 2024 were approximately $2.9 million, $2,000 and $3,000, respectively. The Company acquired contract liabilities totaling approximately $3.8 million in the Acquisition. Revenue recognized in the nine months ending September 30, 2025 and 2024 from contract liabilities as of December 31, 2024 and December 31, 2023 was approximately $2,000 and $3,000, respectively.

Receivables with customers as of September 30, 2025, December 31, 2024, and January 1, 2024, were $57,049, $6,966 and $172,101, respectively.

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

	September 30, 2025
	Level 1	Level 3	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$—	$—	$—
2025 August Convertible Note Payable	—	304,192	304,192
2025 September Convertible Notes Payable	—	4,159,347	4,159,347

	December 31, 2024
	Level 1	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$466,500	$466,500

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at September 30, 2025 and December 31, 2024, due to the short maturity nature of these items.

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

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of September 30, 2025 or December 31, 2024, and as such, no interest or penalties were recorded to income tax expense. As of September 30, 2025 and December 31, 2024, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Loss on Extinguishment of Liabilities

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

For the three months ended September 30, 2025 and 2024, respectively, the Company extinguished certain liabilities that resulted in a loss on extinguishment of liabilities of approximately $299,000 and $0, respectively.

For the nine months ended September 30, 2025 and 2024, respectively, the Company extinguished certain liabilities that resulted in a loss on extinguishment of liabilities of approximately $281,000 and $0, respectively.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $470,000 and $7,000 for the three months ended September 30, 2025 and 2024, respectively. Advertising expenses were approximately $583,000 and $334,000 for the nine months ended September 30, 2025 and 2024, respectively, and are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,	December 31,
	2025	2024
Warrants	885,899	186,696
Preferred stock	295,942	889,614
Restricted stock	588,758	—
Stock Options	3,039	3,039
Total	1,773,638	1,079,349

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

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that enhance income tax disclosures, primarily through standardization and disaggregation of income tax rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2023-09 to assess the impact on our financial statement disclosures and to determine the transition method in which the new guidance will be adopted.

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 were effective for the Company beginning with its annual reporting periods beginning on January 1, 2024, and interim periods beginning in the first quarter of 2025. The Company adopted ASU 2023-07 using a retrospective approach for all prior periods presented. Other than the additional disclosures provided in Note 3, the adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements of the Company or its results of operations.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the Acquisition included 750,000 shares of the Company’s Series D Preferred Stock, plus Merger Warrants to purchase an aggregate of 380,448 shares of the Company’s common stock.

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

Cash	$592,000
Accounts receivable	24,000
Prepaid expenses and other	598,000
Computer equipment, net	9,000
Goodwill	97,165,000
Accounts payable	(5,895,000)
Accrued expenses	(2,229,000)
Accrued sales tax	(1,992,000)
Accrued creator commission	(2,416,000)
Deferred revenues	(3,768,000)
Note payable, current portion	(7,088,000)
Total net assets acquired	$75,000,000

Goodwill represents the excess of the purchase price consideration over the preliminary valuation of the net assets acquired. Once the final purchase price allocation becomes known, additional compensation may be incurred that could be material.

Pro forma disclosure for the Amaze Software Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the nine months ended September 30, 2025, as if the Acquisition had taken place on January 1, 2025. The pro forma financial information is not necessarily indicative of the results of the operations as they would have been had the transactions been effected on the assumed date:

September 30, 2025
Revenues	$2,234,000
Net loss	(15,328,000)

Pro forma information for the period from January 1, 2024 to September 30, 2024 is not provided as assumptions about management’s intent surrounding significant estimates could not be independently substantiated.

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

As of September 30, 2025 Fresh Vine and Amaze Software had total segment assets of approximately $399,000 and $894,000, respectively. Total segment assets excludes goodwill of approximately $97,165,000. As of December 31, 2024 Fresh Vine and Amaze Software had total assets of approximately $4.4 million and $0, respectively.

The table below presents information about reported segments for the three and nine months ended September 30, 2025 and 2024.

	Three months ended			Nine months ended
	September 30, 2025			September 30, 2025
	Fresh Vine	Amaze Software	Total	Fresh Vine	Amaze Software	Total
Revenues	$31,928	$1,222,313	$1,254,241	$120,028	$2,064,311	$2,184,339
Gross income (loss)	(4,644)	1,777,534	1,172,890	(6,117)	1,963,943	1,957,826
Operating loss	(1,701,270)	(2,661,366)	(4,362,636)	(4,302,565)	(6,235,860)	(10,538,425)

	Three months ended			Nine months ended
	September 30, 2024			September 30, 2024
	Fresh Vine	Amaze Software	Total	Fresh Vine	Amaze Software	Total
Revenues	$63,209	$—	$63,209	$238,261	$—	$238,261
Gross income (loss)	152,646	—	152,646	(2,278)	—	(2,278)
Operating loss	(308,968)	—	(308,968)	(2,400,891)	—	(2,400,891)

The segment Amaze Software was not part of the Company until the segment was acquired March 7, 2025. The Fresh Vine segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition.

4. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. The Company recorded $0 in inventory write down during the three and nine months ended September 30, 2025. During the first six months of the 2024 fiscal year, the Company recorded an allowance of approximately $154,000. However, in the quarter ended September 30, 2024, this allowance was reversed, and the reversal was recorded as a gain from recovery of inventory reserve. The finished goods inventory was approximately $174,000 and $212,000 as of September 30, 2025 and December 31, 2024, respectively. This inventory included a valuation reserve of approximately $0 as of September 30, 2025 and December 31, 2024.

5. PREPAIDS AND OTHER EXPENSES

Prepaid expenses and other approximately consists of the following at:

	September 30,	December 31,
	2025	2024
Prepaid creator commissions	$232,000	$—
Employee advance	11,000	24,000
Prepaid insurance	8,000	7,000
Prepaid software	12,000	—
Other	76,000	3,000
Prepaids	339,000	34,000

VAT taxes	162,000	—
Security deposits	72,000	—
Total	$573,000	$34,000

6. NOTE RECEIVABLE

The Company and Amaze Software entered into a forgivable promissory note (the “Amaze Forgivable Note”) effective October 28, 2024, under which the Company agreed to lend to Amaze Software the principal sum of up to $3.5 million to facilitate continued operations. The Amaze Forgivable Note bears interest at 6.00% per annum until the closing date of the Business Combination, see Note 2. If the Business Combination did not close, the interest rate would have increased to 12% per annum from the date that negotiations ceased. The unpaid principal plus accrued interest was due and payable on the date that is 9 months after the date on which the Company or Amaze Software, Inc. provided notice to the other that negotiations had ceased if the Business Combination did not close. Provided there was no event of default, the Amaze Note would be forgiven on the date the Business Combination Agreement closes. The Amaze Note was secured by all of the assets of Amaze Software’s subsidiary, Amaze Holding Company LLC. The balance of the note receivable and accrued interest was $3,536,888 as of December 31, 2024. Effective March 7, 2025, the Company and Amaze Software amended the Amaze Forgivable Note to reflect an increase in the principal amount to up to $4.4 million, and to permit forgiveness of the total principal amount of $4.4 million and accrued interest thereon as a result of the closing of the Acquisition. In March 2025, upon the completion of the Acquisition, this note receivable and related accrued interest was forgiven in connection with the derecognition of the note payable that was assumed in the Amaze Software business combination resulting in no net impact to the Company’s consolidated statement of operations.

7. EQUITY INVESTMENTS

In December 2023, the Company made a $500,000 investment for 50,000 shares of Class D common stock (formerly Class C common stock) of Venu Holdings Corporation (formerly known as Notes Live, Inc.). The Company recorded a realized loss of $0 in the three months ended September 30, 2025 and 2024, respectively. The Company recorded a realized loss of $54,760 and $0 in the nine months ended September 30, 2025 and 2024, respectively. The Company transferred its investment in Venu Holdings Corporation to two convertible debt holders in April 2025 in connection with its outstanding debt obligations. The investment balance was $0 and $466,500 as of September 30, 2025 and December 31, 2024, respectively.

8. COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	September 30, 2025	December 31, 2024
Computer equipment	$9,254	$—
Accumulated depreciation	(3,907)	—
Total	$5,347	$—

The Company has a useful life of 2-6 years for computer equipment. Depreciation was $1,675 and $0 for the three months ended September 30, 2025 and 2024, respectively. Depreciation was $3,907 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

9. ACCRUED EXPENSES

Accrued expenses approximately consists of the following at:

	September 30,	December 31,
	2025	2024
Sponsorship agreements	$—	$50,000
Accrued refunds	229,000	—
Accrued interest	474,000	—
Accrued credit card charges	136,000	10,000
Accrued Series A Preferred Stock dividends	198,000	195,000
Legal and professional	—	86,000
Investment deposit	—	167,000
Terminated lease	1,014,000	—
Other accrued expenses	308,000	89,000
Total	$2,537,000	$597,000

10. DEBT

Set forth below is a summary of the Company’s outstanding debt obligations as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
2024 convertible notes	$174,500	$600,000
2025 convertible notes	210,000	—
August 2025 convertible notes	1,204,192	—
September 2025 convertible notes	4,159,347	—
Less: discount on convertible notes	(43,499)	(167,895)
Total convertible notes, net of discount	5,704,540	432,105

2023 bridge notes	853,235	—
Blue Hawk, LLC promissory notes	950,000	—
2025 notes payable	720,000	—
Less: discount on notes	(126,144)	—
Total notes payable, net of discount	2,397,091	—

ACH Capital West, LLC financing arrangement	172,158	—

Total	$8,237,789	$432,105

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

As of September 30, 2025, the notes are in default and bear interest at a rate of 10% per annum, applied retroactively to the original issue date. Each 2024 Convertible Note is convertible at the option of the holder into shares of common stock at a conversion price of $9.20 per share, adjusted from the original $0.40 per share to reflect the reverse stock split.

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

Each note includes a default interest of 12%, which is deferred and applied retroactively if the notes are not repaid by maturity. As of September 30, 2025 the notes are in default and accrued interest is approximately $8,000.

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

In July 2025, the Company entered into a subordinated secured promissory note with an unaffiliated accredited investor, resulting in gross proceeds of $100,000 and a total principal obligation of $120,000, reflecting original issue discount of $20,000.

Multiple secured and subordinated promissory notes were either exchanged or amended and restated to convertible debt in August and September 2025. See “August 2025 Convertible Notes” and “September 2025 Convertible Notes” below.

Key terms of the remaining notes are summarized as follows:

Issuance Date	Principal Amount	Loan Proceeds	OID	Interest Rate	Maturity Date
May 14, 2025	$360,000	$300,000	$60,000	10%	Nov 14, 2025
May 20, 2025	$120,000	$100,000	$20,000	10%	Nov 20, 2025
June 10, 2025	$120,000	$100,000	$20,000	10%	Dec 10, 2025
July 1, 2025	$120,000	$100,000	$20,000	10%	Jan 1, 2026

All notes are secured by the assets of the Company and are subordinated to existing senior secured indebtedness. The notes are non-convertible, carry no prepayment penalties, and include customary events of default provisions, including non-payment, bankruptcy, and breach of covenants. Upon default, interest rates may increase retroactively to 18% per annum.

2025 OID Notes

In February 2025, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $3,300,000 of Secured Original Issue Discount Promissory Notes (the “2025 OID Notes”) with original issuance discount of 10%. At the initial closing, the Company sold $1,650,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,500,000. In April 2025, the Company sold $1,100,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,000,000. The 2025 OID Notes bear no interest unless an event of default occurs, and mature on November 6, 2025. The 2025 OID Notes are secured by certain accounts of the Company pursuant to a pledge agreement that was entered into in connection with the issuance of the 2025 OID. These note were exchanged for convertible notes in September. See “September 2025 Convertible Notes”.

August 2025 Convertible Notes

On May 28, 2025, the Company issued two Subordinated Secured Promissory Notes to individual investors, each with a stated principal amount of $300,000, including a $50,000 original issue discount (OID) and $250,000 of funded cash proceeds (the “Original Notes”). The Original Notes accrued 10% simple annual interest, with no compounding, and were to mature on November 28, 2025. The Original Notes were secured by the Company’s assets but were contractually subordinated to other senior secured indebtedness, including obligations under a May 5, 2025 Business Loan and Security Agreement. The Company retained the right to prepay without penalty, and a default occurred upon nonpayment, insolvency, or bankruptcy, at which point the entire unpaid balance became immediately due and payable.

On August 11, 2025, the Company and the investors entered into Amended and Restated Convertible Promissory Notes (“A&R Notes”), which amended, restated, and modified the Original Notes without constituting a novation. The amendments extended the maturity date to August 11, 2026, maintained the 10% simple interest rate, and introduced a conversion feature allowing each holder to convert all outstanding principal and accrued interest into shares of Amaze common stock at a fixed conversion price of $4.00 per share. The notes required ten days’ written notice for conversion, prohibited fractional shares (rounded up), and capped total issuable shares to 19.9% of the Company’s outstanding common stock as of August 11, 2025, unless shareholder approval was obtained in accordance with NYSE American rules. Under both A&R Notes, the Company could prepay principal and interest at any time with ten days’ notice and without penalty. Standard events of default included failure to pay within five business days after notice, breach of covenants not cured within thirty days, or commencement of insolvency proceedings, each of which would render the note immediately due and payable.

In accordance with ASC 470-50-40-2, the Company treated the Original Notes as extinguished and recognized a $168,646 loss on debt extinguishment in other income (expense) on the consolidated statement of operations for the three and nine months ended September 30, 2025 determined by the sum of the fair value of the A&R Notes in excess of the carrying value of the Original Notes. The Company determined the valuation of the A&R Notes in the amount of $1,200,000 utilizing a Monte Carlo simulation model as of the date the A&R Notes were issued utilizing a $3.33 share price and considering various probability outcomes at various measurement dates.

In connection with the amendment, one of the investors agreed to lend an additional $600,000, increasing their total principal to $900,000 (with $850,000 cash funded and $50,000 OID) (the “Second A&R Note). As additional consideration, the Company issued a detachable warrant to the investor to purchase 75,000 shares of common stock at an $8.00 per share exercise price (the “Warrant”), exercisable at any time from the issuance date through the Warrant’s expiration, subject to (i) a 9.99% beneficial ownership blocker and (ii) a 19.9% exchange cap consistent with the NYSE American shareholder approval limitations.

Due to a certain embedded redemption feature upon an event of default within one of the A&R Notes that was required to bifurcated (the “FVO A&R Note”) the Company elected to account for the FVO A&R Note and all embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, $50,000 of OID related to the issuance of the FVO A&R Note was expensed immediately.

For the three and nine months ended September 30, 2025 the Company recorded a loss of $0 related to the change in fair value of the FVO A&R Note which was recognized in other income (expense) in the consolidated statements of operations.

Interest expense on the FVO A&R Note totaled $4,192 for the three and nine months ended September 30, 2025 which is recognized in the change in fair value of convertible note in other income (expense) in the consolidated statements of operations.

The following table presents the change in fair value of the FVO A&R Note for the periods identified, as a level 3 financial instrument:

Balance, January 1, 2025	$—
FVO A&R Note issued	300,000
Change in fair value	—
Balance, September 30, 2025	300,000
Plus: accrued interest	4,192
Balance, September 30, 2025 – FVO A&R Note	$304,192

Upon issuance of the Second A&R Note, the Company capitalized $50,000 of OID as debt discount which is amortized over the life of the Second A&R Note.

Interest expense on the Second A&R Note totaled $19,077 for the three and nine months ended September 30, 2025, comprised of $6,502 for the amortization of debt discount and $12,575 for coupon interest.

The following table presents the Second A&R Note as of September 30, 2025:

Second A&R Note principal	$900,000
Debt discount (OID)	(43,499)
Carrying value of A&R Notes	856,501
Plus: accrued interest	12,575
Total A&R Notes and accrued interest	$869,076

September 2025 Convertible Notes

On September 11, 2025, the Company entered into a securities purchase agreement (the “September 2025 Purchase Agreement”) with certain holders of its secured original issue discount notes (the “Prior Notes”). Under the terms of the September 2025 Purchase Agreement, the investors agreed to purchase approximately $4,143,235 in aggregate principal amount of senior secured original issue discount convertible promissory notes (the “New Convertible Notes”) for a total consideration of $4,043,234 by (i) exchanging with the Company approximately $3,043,234 of aggregate outstanding principal amount, plus accrued interest, of Prior Notes held by them and (ii) paying $1,000,000 in cash to the Company.

In accordance with ASC 470-50-40-2, the Company treated the Prior Notes as extinguished and recognized a $130,271 loss on debt extinguishment in other income (expense) on the consolidated statements of operations for the three and nine months ended September 30, 2025 determined by the sum of the fair value of the New Convertible Notes in excess of the carrying value of the Prior Notes. The Company determined the valuation of the New Convertible Notes in the amount of $4,143,234 utilizing a Monte Carlo simulation model as of the date the New Convertible Notes were issued considering various probability outcomes at various measurement dates.

The New Convertible Notes are senior secured obligations of the Company and will mature on March 11, 2026 unless earlier converted. The New Convertible Notes bear interest at an annual rate of 7%, payable on the first trading day each month. The Company may extend the maturity date for six months, upon which the principal and accrued and unpaid interest will be increased to 110% of the total principal and all accrued and unpaid interest as of the original maturity date. The New Convertible Notes have an initial conversion price of $2.33 per share, subject to adjustment for subsequent lower price issuances or deemed issuances by the Company as well as stock splits, combinations, stock dividends and reclassifications. The New Convertible Notes are convertible at any time after the issuance date. If the Company receives a conversion notice at a time when the conversion price is less than the floor price, the Company will issue a number of shares equal to the conversion amount divided by the floor price and pay the economic difference between the applicable conversion price (without regard to the floor price) and such floor price in cash. The floor price is $1.50, subject to adjustment for stock splits, combinations, stock dividends and reclassifications.

The New Convertible Promissory Notes contain a 9.99% maximum beneficial ownership limitation, and customary provisions regarding events of defaults and negative covenants.

Under the New Convertible Notes, the investors have the right to participate in any subsequent financing (other than an at-the-market offering or equity line of credit) by exchanging a portion of such investor’s New Convertible Note on a pro rata basis of up to 100% of the securities or instruments being offered and sold in such financing, at a 20% discount. In addition, if while the New Convertible Note is outstanding the Company receives cash proceeds from any financing, the Company is required to prepay the principal and accrued and unpaid interest thereon within one trading day thereof, in an amount equal to the investor’s pro rata portion of 30% of the net proceeds received by the Company in such financing. However, such prepayment will not apply to (i) the first $1,500,000 of net proceeds received by the Company after September 11, 2025 pursuant to the Securities Purchase Agreement dated May 6, 2025 between the Company and C/M Capital Master Fund, LP, (ii) the proceeds received under the Securities Purchase Agreement dated August 7, 205 between the Company and Parler Cloud Technologies, LLC and (iii) the first $2,500,000 of net proceeds received by the Company in an at-the-market offering (the “Continuing Offering Thresholds”). If the closing price of the Company’s common stock falls below 50% of the floor price, then the Continuing Offering Thresholds will cease to apply and the prepayment amount will increase to 50% from 30% of the net proceeds.

Under the terms of the September 2025 Purchase Agreement, the investors have the right to participate in future issuances by the Company of common stock or common stock equivalents for cash consideration, indebtedness or a combination thereof until the 18-month anniversary of the date of the September 2025 Purchase Agreement, in an amount up to 25% of such financing. The Company also agreed not to effect or enter into any agreement to effect any issuance of common stock or common stock equivalents involving a Variable Rate Transaction (as defined in the Purchase Agreement), for so long as any investor holds any New Convertible Notes. In addition, if, any time until the New Convertible Notes are no longer outstanding, the Company proposes to offer and sell securities in a subsequent financing, each investor may elect, in its sole discretion, to exchange all or a portion of such investor’s New Convertible Note for securities of the same type issued in such subsequent financing, based on 110% the principal amount of the New Convertible Note then outstanding.

Due to certain embedded features of the New Convertible Notes that were required to bifurcated, the Company elected to account for the New Convertible Notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, $173,534 of direct costs and fees related to the issuance of the New Convertible Notes were expensed immediately.

For the three and nine months ended September 30, 2025 the Company recorded a loss of $0 related to the change in fair value of the New Convertible Notes which was recognized in other income (expense) in the consolidated statements of operations.

Interest expense on the New Convertible Notes totaled $16,113 for the three and nine months ended September 30, 2025, which is recognized in the change in fair value of convertible note in other income (expense) in the consolidated statements of operations.

The following table presents the New Convertible Notes as of September 30, 2025, as level 3 financial instruments:

Balance, January 1, 2025	$—
New convertible notes issued	4,143,235
Change in fair value	—
Balance, September 30, 2025	4,143,235
Plus: accrued interest	16,112
Balance, September 30, 2025 – Convertible Notes FVO	$4,159,347

As part of the Acquisition of Amaze Software, the Company assumed the following debt:

2023 Bridge Notes

These notes were assumed in the Acquisition, see Note 2. As of September 30, 2025, the principal balance of this debt was approximately $853,000 which includes a 200% return on the principal sum. These 2023 Bridge Notes carry an interest rate of 10% and are due on demand after March 8, 2026. The 2023 Bridge Notes may be prepaid without penalty. The accrued interest balance as of September 30, 2025 is approximately $170,000.

Blue Hawk, LLC notes payable

These notes were assumed in the Acquisition, see Note 2. As of September 30, 2025, the principal balance of this debt is $950,000 and carries an interest rate of $8%. These notes are currently due on demand and a demand has been received by the Company on July 25, 2025.

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

ACH Capital West, LLC financing arrangement

As of September 30, 2025, the principal balance of this debt was approximately $172,000. The note is due September 2025. The loan has an interest rate of 77.64% and is paid in weekly installments ranging from $25,000 to $29,536 that began in March 2025.

Principal maturities of the Company’s debt obligations are as follows:

Period Ending December 31,	Amount
2025 (remaining)	$2,106,658
2026	6,336,774
2027	—
2028	—
Total	$8,443,432

11. STOCKHOLDERS’ EQUITY

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

The Series A Preferred Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends that the Company is legally obligated to pay at:

	September 30, 2025	December 31, 2024
Series A preferred stock	$177,567	$195,206

The following activity is related to Series A Preferred Stock converted during the nine month periods ended below:

	September 30,	September 30,
	2025	2024
Series A Preferred Stock converted shares	4,850	—
Series A Preferred Stock dividends converted	$157,772	$—

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

The issuance activity of the Series B Preferred Stock is summarized below:

	Nine months ended
	September 30,
	2025	2024
Series B preferred stock shares issued	—	9,135
Net proceeds	$—	$805,017

The following activity is related to Series B Preferred Stock converted during the periods summarized below:

	Nine months ended
	September 30,
	2025	2024
Series B Preferred Stock converted shares	44,750	—

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

During the first quarter of 2025, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company agreed to sell in a private placement shares of Series C Preferred Stock at a purchase price of $100.00 per share, plus warrants to purchase common stock at an exercise price of $17.25 with 100% warrant coverage. As of September 30, 2025, 8,550 shares of Series C Preferred Stock and warrants have been sold for a total in gross proceeds of $855,000.

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

The issuance activity of the Series C Preferred Stock is summarized below:

	Nine months ended
	September 30,
	2025	2024
Series C preferred stock shares issued	8,550	—
Net proceeds	$785,067	$—

The following activity is related to Series C Preferred Stock converted during the periods below:

	Nine months ended
	September 30,
	2025	2024
Series C Preferred Stock converted shares	—	—

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

The issuance activity of the Series D Preferred Stock is summarized below:

	Nine months ended
	September 30,
	2025	2024
Series D Preferred Stock shares issued	750,000	—

The following activity is related to Series D Preferred Stock converted during the periods summarized below:

	Nine months ended
	September 30,
	2025	2024
Series D Preferred Stock converted shares	750,000	—

Preferred Stock Liquidation Rights

Preferred stock carries certain preference rights related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. With respect to distributions upon liquidation of the Company, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock rank senior to the Series D Preferred Stock and common stock and rank equally among themselves. As of September 30, 2025, the liquidation preference of the preferred stock is as follows: first, Series A Preferred Stock with a preference value of $852,567, which includes cumulative accrued unpaid dividends of approximately $178,000, Series B Preferred Stock with a preference value of $787,500 and Series C Preferred Stock with preference value of $855,000, each ranking equally upon liquidation. As of December 31, 2024, the liquidation preference of the preferred stock was as follows: first, Series A Preferred Stock with a preference value of $1,597,706, which includes cumulative accrued unpaid dividends of $195,206, and Series B Preferred Stock with a preference value of $7,500,000, each ranking equally.

Securities Purchase Agreement (equity line of credit)

On May 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell from time to time to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of the Company’s common stock and (ii) the Exchange Cap (as defined in the agreement), subject to certain conditions and limitations contained in the Purchase Agreement. As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company agreed to issue to the Purchaser (i) on the date of the Purchase Agreement, 26,630 shares of common stock and (ii) after the date of the Purchase Agreement, a number of shares of Common Stock equal to $262,500, issuable on a pro rata basis simultaneously with the delivery of any shares of Common Stock purchased under the Purchase Agreement (the “Commitment Shares”). During the three-months ended September 30, 2025, the Company sold 759,000 shares of common stock under the Purchase Agreement for total gross proceeds of approximately $4,350,000 and issued 52,696 shares to the Purchaser as Commitment Shares.

12. EQUITY-BASED COMPENSATION

Stock Options

Stock option activity for the nine-month period ended September 30, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	3,039	$69.92	7.67
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2025	3,039	$69.92	6.93

Exercisable at September 30, 2025	3,039	$69.92	6.93

Equity-based compensation expense totaling $0 and $1,626 has been recognized relating to these stock options during the three months ended September 30, 2025 and 2024, respectively. Equity-based compensation expense totaling $0 and $4,878 has been recognized relating to these stock options during the nine months ended September 30, 2025 and 2024, respectively.

Shares of Restricted Stock

In August 2025, employees and contractors were granted a total of 588,758 shares of restricted stock. The restricted stock award vests 100% on December 13, 2025.

Total equity-based compensation expense related to shares of restricted stock issuances was $768,403 and $0 for the three months ended September 30, 2025 and 2024, respectively and $768,402 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Restricted stock activity as of and for the nine-month period ended September 30, 2025 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	—	—
Granted	588,758	0.33
Vested or released	—	—
Forfeited	—	—
Outstanding at September 30, 2025	588,758	0.20

Warrants

As disclosed in Note 11, 13,043 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock. In 2024 the Company issued 32,175 warrants in connection with the 2024 Convertible Notes described in Note 10.

In 2025, 74,352 warrants were granted with the sale of Series C Preferred Stock and 380,448 warrants were issued with the issuance of Series D Preferred Stock. See Note 11. The Company granted 160,383 warrants in 2025 in connection with debt agreements, see Note 10.

Warrant activity for nine-month periods ended September 30, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	186,695	$30.59	3.65
Granted	699,204	16.93	5.00
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2025	885,899	$19.79	4.18

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

13. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of September 30, 2025 and December 31, 2024. No income tax expense or benefit was recorded for the three and nine months ended September 30, 2025 and 2024 due to the Company’s net loss position.

14. CUSTOMER CONCENTRATION

For the nine months ended September 30, 2025, there was no customer concentration for the Company. For the nine month period ended September 30, 2024, approximately 79% of the Company’s wholesale revenue came from three national distributor customers. At September 30, 2024, these customers accounted for 66% of accounts receivable. There were no customer concentrations as of September 30, 2025.

15. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 for the three and nine month periods ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, there was $309,333 outstanding under these agreements.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties in an attempt to collect on the judgment and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. At September 30, 2025 and December 31, 2024, approximately $342,000 and $485,000, respectively, was accrued as a settlement payable.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands $868,513.34 in unpaid rent plus attorneys’ fees. On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025, which is now fully briefed and awaiting hearing. No trial date has been set.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. The litigation was settled on November 5, 2025, with $185,000 accrued in accounts payable.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. The parties have started discovery.

17. SUBSEQUENT EVENTS

At The Market Offering Agreement

On October 15, 2025, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Under the Sales Agreement, the Company may sell from time to time, through or to Ladenburg, acting as agent or principal, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $6,959,000. As of November 13, 2025, the Company has sold 9,680,323 shares of common stock for an aggregate purchase price of approximately $6.9 million under the Sales Agreement.

ELOC Agreement

From October 1 through November 13, 2025, the Company sold 4,600,000 shares of common stock for an aggregate purchase price of $2,348,170 pursuant to the ELOC Agreement. In connection with those sales, the Company also issued a total of 34,500 shares of common stock to the Purchaser as commitment shares, pursuant to the terms of the ELOC Agreement.

Parler Securities Purchase Agreement

On August 7, 2025, the Company entered into a securities purchase agreement (the “Original Purchase Agreement”) with Parler Cloud Technologies, LLC (“Parler”), pursuant to which and subject to the satisfaction of certain conditions set forth therein, Parler would purchase 1,000,000 shares of common stock of the Company at $6.00 per share and a 3-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $7.50 per share, subject to adjustment.

On October 23, 2025, the Company and Parler revised the terms of the transaction contemplated by the Original Purchase Agreement by entering into an Amended and Restated Securities Purchase Agreement (the “A&R Purchase Agreement”). Under the A&R Purchase Agreement, Parler agreed to purchase the same number of shares and warrants in three tranches for an aggregate purchase price of $4,000,000. Parler will pay the aggregate purchase price as follows: (i) $2,000,000 in the form of 400 shares of Parler’s Series A Preferred Stock priced at $5,000 per share, in exchange for 500,000 shares of the Company’s common stock and 500,000 warrants (“Tranche 1”); (ii) $1,000,000 in cash for 250,000 shares of the Company’s common stock and 250,000 warrants (“Tranche 2”); and (iii) $1,000,000 in cash for 250,000 shares of the Company’s common stock and 250,000 Warrants (“Tranche 3”). The Company has the option to receive shares of Parler’s Series A Preferred Stock instead of cash for Tranche 2 and Tranche 3. Subject to the terms and conditions of the A&R Purchase Agreement, the closing of Tranche 1 and Tranche 2 will occur on or before November 30, 2025 and the closing of Tranche 3 will occur on or before December 31, 2025.

Food Channel Asset Purchase Agreement

On November 7, 2025, the Company acquired all of the assets of Foodchannel.com LLC, a Missouri limited liability company (“Seller”), related to an online platform for creators and consumers focused on culinary content, including the name “Food Channel” and all related intellectual property (such assets, the “Acquired Assets”), pursuant to an Asset Purchase Agreement (“the APA”) among the Company, Food Channel Amaze Company LLC, a wholly-owned subsidiary of the Company (“Purchaser”), Seller, Solaris Media, Inc., a New York corporation (“Solaris”), and Intuience, LLC, a Missouri limited liability company (“Intuience,” and together with Solaris, the “Owners”). The aggregate purchase price for the Acquired Assets is $650,000, payable in the form of a convertible promissory note (the “Convertible Note”) by the Company. The Convertible Note is convertible at any time after issuance at a conversion price of $0.76 per share. On January 6, 2026, the outstanding principal amount and any accrued and unpaid interest on the Convertible Note will convert into the shares of the Company’s common stock at a conversion price equal to $0.76 per share. The purchase price is subject to a 10% holdback for indemnification claims for twelve months following the closing.

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

Overview

On March 7, 2025, Fresh Vine Wine, Inc., which subsequently changed its name to Amaze Holdings, Inc. completed the Acquisition of Amaze Software, Inc. and its subsidiaries (“Amaze Software”). Accordingly, the financial results for the quarter ended September 30, 2025 reflect the full operations for Amaze Holdings, Inc. and its subsidiaries. This marks a significant corporate transition and strategic pivot toward a platform-based digital commerce business focused on enabling creators and brands to monetize through direct audience engagement.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Preferred Stock plus warrants (the “Merger Warrants”) to purchase an aggregate of 380,448 shares of the Company’s common stock.

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

The following table shows GMV for the quarter ended September 30, 2025:

Three months ended
September 30,
2025
Gross Merchandise Value	$1,946,771

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$1,254,241	$63,209	$2,184,339	$238,261
Gross income (loss)	$1,172,890	$152,646	$1,957,826	$(2,278)
Net loss	$(5,146,858)	$(315,290)	$(12,284,233)	$(2,407,174)

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

Revenue Channels

For the nine months ended September 30, 2025, our revenues were derived from the following channels:

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Wholesale	0.29%	12.30%	0.31%	16.80%
Direct to consumer	15.09%	87.70%	12.89%	83.20%
E-commerce	66.90%	—%	76.57%	—%
Subscriptions	17.72%	—%	10.23%	—%
Total revenue	100.00%	100.00%	100.00%	100.00%

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

Gross Income (Loss)

Gross income (loss) is equal to our net revenue less cost of revenues and a gain from recovery of inventory reserve.

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

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$1,254,241	$63,209	$2,184,339	$238,261
Cost of revenues	81,351	65,046	226,513	240,539
Gain from recovery of inventory reserve	—	(154,483)	—	—
Gross income (loss)	1,172,890	152,646	1,957,826	(2,278)
Selling, general and administrative expenses	4,765,448	459,988	11,533,582	2,393,735
Equity-based compensation	768,403	1,626	958,762	4,878
Depreciation	1,675	—	3,907	—
Loss from operations	(4,362,636)	(308,968)	(10,538,425)	(2,400,891)
Other income (expense)	15,006	—	1,107	39
Interest expense	(480,007)	(6,322)	(1,404,995)	(6,322)
Realized loss on equity investment	—	—	(41,000)	—
Change in fair value of convertible debt	(20,304)	—	(20,304)	—
Loss on extinguishment of liabilities	(298,917)	—	(280,616)	—
Net loss	(5,146,858)	(315,290)	(12,284,233)	(2,407,174)

Comparison of the three months ended September 30, 2025 and 2024

Revenues, Cost of Revenues and Gross Income (Loss)

	Three months ended
	September 30,		Change
	2025	2024	$	%
Revenues	$1,254,241	$63,209	1,191,032	1884%
Cost of revenues	$81,351	$65,046	16,305	25%
Gain from recovery of inventory reserve	$—	$(154,483)	(154,483)	(100)%
Gross income	$1,172,890	$152,646	1,020,244	668%

Revenue

Total net revenue for the three months ended September 30, 2025 was approximately $1,254,000, up 1884% from approximately $63,000 in the three months ended September 30, 2024. The increase in net revenue was mostly attributable to the addition of revenues from Amaze as we closed the Acquisition during the first quarter of 2025.

Cost of Revenue, Gain from recovery of inventory reserve and Gross Margin

Cost of revenue for the three months ended September 30, 2025 was approximately $81,000 as compared to $65,000 for the three months ended September 30, 2024. This represents an improvement from the third quarter of 2024, when cost of revenues exceeded net revenue. During the first six months of the 2024 fiscal year, the Company recorded an allowance for inventory of approximately $154,000. However, in the quarter ended September 30, 2024, this allowance was reversed, and the reversal was recorded as a gain from recovery of inventory reserve. These items lead to a gross profit of approximately $153,000 for the three months ended September 30, 2024 as compared to a gross profit of $1,173,000 for the three months ended September 30, 2025. Our improved margin profile is attributed to the operating leverage of the Amaze platform, which enables high-margin digital and physical sales with lower incremental cost compared to traditional wholesale models.

Selling, general and administrative expenses

	Three months ended
	September 30,		Change
	2025	2024	$	%
Selling expenses	$659,161	$45,315	613,846	1355%
Marketing expenses	$469,974	$7,692	462,282	6010%
General and administrative expenses	$3,636,313	$406,981	3,229,332	793%
Total selling, general and administrative expenses	$4,765,448	$459,988	4,305,460	936%

Selling, general, and administrative (SG&A) expenses increased to approximately $4.8 million in the three months ended September 30, 2025, compared to $460,000 in the three months ended September 30, 2024. The increase primarily reflects higher operating costs associated with Amaze’s creator-focused business model, including personnel, legal and professional services related to the Acquisition, and marketing costs to support platform growth. We expected the composition and scale of SG&A to shift in the third quarter as consolidated operations begin to normalize post-merger.

Equity-Based Compensation

Equity based compensation for the three months ended September 30, 2025 and 2024 totaled $768,402 and $0, respectively. We awarded 588,758 shares of restricted stock in the quarter ended September 30, 2025 that fully vests in December 2025.

Other Income and Expenses

Other expenses for the three months ended September 30, 2025 totaled approximately $616,000, which comprised of interest expense at approximately $480,000, largely tied to new financing instruments, and approximately $299,000 loss on extinguishment of liabilities as former debt agreements were either exchanged or amended and restated to convertible debt.

Net Loss

The net loss for the three months ended September 30, 2025 was approximately $5.1 million, or $(0.85) per share, compared to a net loss of $0.3 million, or $(0.53) per share, in the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

Net Revenue, Cost of Revenues and Gross Income (Loss)

	Nine months ended
	September 30,		Change
	2025	2024	$	%
Revenues	$2,184,339	$238,261	1,946,078	817%
Cost of revenues	226,513	240,539	(14,026)	(6)%
Gross income (loss)	$1,957,826	$(2,278)	1,960,104	86,045%

Revenue

Total net revenue for the nine months ended September 30, 2025 was approximately $2,184,000, up 817% from approximately $238,000 for the nine months ended September 30, 2024. The increase in net revenue was mostly attributable to the addition of sales from Amaze as the Company closed the Acquisition during the first quarter of 2025.

Cost of Revenue and Gross Margin

Cost of revenue for the nine months ended September 30, 2025 was approximately $227,000 as compared to $241,000 for the nine months ended September 30, 2024. This represents an improvement from the nine months ended September 30, 2024, when cost of revenues exceeded net revenue, leading to a gross loss of approximately $2,000 for the nine months ended September 30, 2024 as compared to a gross profit of $1,958,000 for the nine months ended September 30, 2025. Our improved margin profile is attributed to the operating leverage of the Amaze platform, which enables high-margin digital and physical sales with lower incremental cost compared to traditional wholesale models.

Selling, general and administrative expenses

	Nine months ended
	September 30,		Change
	2025	2024	$	%
Selling expenses	$1,524,168	$172,604	$1,351,564	783%
Marketing expenses	582,947	334,396	248,551	74%
General and administrative expenses	9,426,467	1,886,735	7,539,732	400%
Total selling, general and administrative expenses	$11,533,582	$2,393,735	$9,139,847	382%

Selling, general, and administrative (SG&A) expenses increased to approximately $11.5 million in the nine months ended September 30, 2025, compared to approximately $2.4 million in the nine months ended September 30, 2024. The increase primarily reflects higher operating costs associated with Amaze’s creator-focused business model, including personnel, legal and professional services related to the Acquisition, and marketing costs to support platform growth. We expect the composition and scale of SG&A to shift consolidated operations begin to normalize post-Acquisition.

Equity-Based Compensation

Equity based compensation for the nine months ended September 30, 2025 and 2024 totaled $958,762 and $0, respectively. We awarded 588,758 shares of restricted stock in the quarter ended September 30, 2025 that fully vests in December 2025.

Other Income and Expenses

Other expenses for the nine months ended September 30, 2025 totaled approximately $1,578,000, which compiled of interest expense at approximately $1,405,000, largely tied to new financing instruments, realized loss on the transfer of Venu Stock of approximately $55,000. There was also a loss on extinguishment of liabilities of approximately $281,000, which was mostly due to former debt getting exchanged or amended and restated to convertible debt in the quarter ended September 30, 2025. Total Other income (expense) for the nine months ended September 30, 2024 totaled approximately $6,000.

Net Loss

The net loss for the nine months ended September 30, 2025 was approximately $12.3 million, or $(4.37) per share, compared to a net loss of $2.4 million, or $(3.62) per share, in the nine months ended September 30, 2024.

Liquidity and Capital Resources

The following table summarizes our net increase (decrease) in cash and restricted cash equivalents for the nine months ended September 30, 2025 and 2024.

	Nine months ended
	September 30,		Change
	2025	2024	$	%
Cash provided by (used in)
Operating activities	$(9,776,973)	$(1,346,789)	$8,430,184	626%
Investing activities	(308,314)	—	(308,314)
Financing activities	10,229,566	1,132,517	9,097,049	803%
Net (decrease) increase in cash and restricted cash	$144,291	$(214,272)	$358,563	(167)%

Net cash used in operating activities was approximately $9.8 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. Cash used in operating activities increased in the nine months ended September 30, 2025 primarily due to the activity from the Acquisition in March 2025, such as the increase in deferred revenue, accrued expenses and prepaids, and legal and professional fees in connection the Acquisition.

Net cash used in investing activities was approximately $308,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively. This is attributed primarily to the issuance of a note receivable in the amount of $900,000 offset by the Acquisition, net of cash of $591,686.

Net cash provided by financing activities was approximately $10.2 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. The difference is mostly attributed to the net proceeds from notes payable, convertible debt, and financing arrangements of approximately $5.4 million, net proceeds from the Equity Line of Credit of approximately $4.3 million and net proceeds from issuance of Series C Preferred Stock of approximately $703,000 during the nine months ended September 30, 2025.

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described in Notes 10, 11, 12 and 17 to our financial statements.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $12.3 million and $2.4 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $41.6 million and a total stockholders’ equity of approximately $71.2 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of September 30, 2025, we had approximately $300,000 in cash, $57,000 in accounts receivable, $174,000 in inventory and $573,000 in prepaid expenses. On September 30, 2025, current assets amounted to approximately $1.3 million and current liabilities were approximately $27.3 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $26.0 million.

As disclosed under Part II, Item 1 (Legal Proceedings) of this report, the Company has been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, awarding an additional $21,644 in damages. The Company petitioned the supreme court for review on March 12, 2025 and on May 13, 2025 the supreme court denied the petition. On July 14, 2025 Mr. Michaels filed a Motion for Appointment of Limited Receiver with the Fourth Judicial District, Hennepin County, MN and the motion was denied by the court on October 30, 2025.

At the current reduced pace of incurring expenses and with receipt of additional financing, including proceeds from an equity line of credit entered into by the Company on May 6, 2025 (see Note 11) and the receipt of proceeds from the expected sales of inventory, the Company projects that the existing cash balance will be sufficient to fund current operations into 2026. The Company may require additional debt or equity financing to satisfy its existing obligations and sustain existing operations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Financing Transactions,” and as described in this report under the caption “Liquidity and Capital Resources” and Notes 10, 11, and 17 to our financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2025 due to the material weaknesses in internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties and is seeking the appointment of a limited receiver over the Company’s assets in an attempt to collect on the judgment and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review and on May 13, 2025 the supreme court denied the petition. At September 30, 2025 and December 31, 2024, approximately $342,000 and $485,000, respectively, was accrued as a settlement payable.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands $868,513.34 in unpaid rent plus attorneys’ fees. On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025, which is now fully briefed and awaiting hearing. No trial date has been set.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $349,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. The litigation was settled on November 5, 2025, with $185,000 accrued in accounts payable.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. The parties have started discovery.

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

We have incurred significant net losses to date, and we expect that we will continue to incur net losses for the foreseeable future. We have incurred net losses in each period since our inception, including approximately $12.3 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $41.6 million.

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

Our history of operating losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern for the 12-month period after the dates of our consolidated financial statements for the year ended December 31, 2024 and the nine months ended September 30, 2025. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

We have incurred significant indebtedness, and may incur additional debt for operations and other reasons related to our overall growth strategy. As of September 30, 2025, we had notes payable and other indebtedness of approximately $8.3 million, of which approximately $5.1 million was secured by our assets. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations. The agreements governing a portion our notes payable contain restrictive covenants, including but not limited to, our ability to incur additional indebtedness, make certain payments and dispose of assets. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business and could impact our ability to implement elements of our strategy.

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

We have been a defendant in a lawsuit styled Timothy Michaels v. Fresh Vine Wine, Inc. filed May 27, 2022 in the Fourth Judicial District Court, Hennepin County, Minnesota. The lawsuit relates to a complaint filed by Mr. Michaels resulting from the Company including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to a settlement agreement that the Company entered into with Mr. Michaels following termination of his employment and for not removing or directing the Company’s transfer agent to remove such legend. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976. The damages awarded to Mr. Michaels by the trial court are not covered by the Company’s insurance policies. Mr. Michaels commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties and is seeking the appointment of a limited receiver over the Company’s assets in an attempt to collect on the judgement and such proceedings remain pending. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, awarding $21,644 in additional damages. On March 12, 2025 the Company petitioned the supreme court for review and on May 13, 2025 the supreme court denied the petition. At September 30, 2025 approximately $342,000 was accrued as a settlement payable.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2021 due to the existence of material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis., including those related to accounting for related party transactions, the lack of segregation of duties, a lack of regular and timely review of accounts receivable subledgers and improper accounting for equity-based compensation. We continued to report the existence of such material weaknesses in our Annual Reports on Form 10-K for the years ended December 31, 2022, 2023 and 2024. As of September 30, 2025 the material weaknesses in our internal control over financial reporting resulted from (i) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions and (ii) the lack of controls to prevent a misstatement in accounting for sales refunds, gross vs. net presentation of revenues, cash account of foreign currency transaction adjustments, and accounts payable transactions in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 From August 4, 2025 through September 30, 2025, the Company issued and sold to C/M Capital Master Fund, LP (“CM”) a total of 275,000 shares of common stock for an aggregate purchase price of $785,105.50 pursuant to that certain securities purchase agreement dated as of May 6, 2025 by and between the Company and CM. In connection with those sales, the Company also issued a total of 2063 commitment shares pursuant to the terms of the Purchase Agreement. The shares of common stock were offered and sold to the Purchaser in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Consulting Agreement dated July 11, 2025 between Amaze Holdings, Inc. and DNA Holdings Venture Inc. (incorporated by reference to 10.1 to Current Report on Form 8-K filed July 15, 2025)

10.2	Amended and Restated Convertible Promissory Note dated August 11, 2025 in favor of Thomas Frame

10.3	Amended and Restated Convertible Promissory Note dated August 11, 2025 in favor of Sean Giddings (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 13, 2025)

10.4	Warrant dated August 11, 2025, issued to Thomas Frame(incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed August 13, 2025)

10.5	Securities Purchase Agreement dated as of September 11, 2025 among Amaze Holdings, Inc.and the investors listed therein

10.6	Form of Senior Secured Original Issue Discount Convertible Promissory Note dated September 11, 2025 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 17, 2025)

10.7	Security Agreement dated as of September 11, 2025 between Amaze Holdings, Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 17, 2025)

10.8	Subsidiary Guarantee dated as of September 11, 2025 among Amaze Holdings, Inc. and the subsidiaries identified therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 17, 2025)

10.9	Pledge Agreement dated as of September 11, 2025 between Amaze Holdings, Inc. and C/M Capital Master Fund, LP as collateral agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed September 17, 2025)

10.10	Registration Rights Agreement dated as of September 11, 2025 among Amaze Holdings, Inc. and the investors identified therein (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed September 17, 2025)

10.11	At The Market Offering Agreement dated October 15, 2025 between Amaze Holdings, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed October 15, 2025)

10.12	Amended and Restated Securities Purchase Agreement dated as of October 23, 2025 between amaze Holdings, Inc. and Parler Cloud Technologies, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 27, 2025)

10.13	Form of Warrant (Parler) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 27, 2025)

10.14	Asset Purchase Agreement dated November 7, 2025 by and among Amaze Holdings, Inc., Food Channel Amaze Company LLC, Foodchannel.com LLC, Intuience LLC and Solaris Media, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 12, 2025)

10.15	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 12, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAZE HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Aaron Day
Aaron Day
Chief Executive Officer

Date: November 14, 2025	By:	/s/ Keith Johnson
Keith Johnson
Interim Chief Financial Officer

