Form 10-K
period 2025-12-31
AMAZE HOLDINGS, INC.
filed 2026-04-01
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

COMMISSION FILE NUMBER: 001-41147

AMAZE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

150 Paularino Avenue, Suite D-20

Costa Mesa, CA 92626

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $36,418,967 as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 4,325,293 shares of common stock held by non-affiliates and a closing price of $8.42 as reported on the NYSE American on June 30, 2025. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2026, Amaze Holdings, Inc. had 40,473,203 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

●	We have a history of losses from operations and there are no assurances we will report profitable operations in future periods or continue as a going concern.

●	We will require additional capital to fund our operations and growth, and we may be unable to obtain financing on acceptable terms or at all.

●	Substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

●	We are heavily reliant on third-party suppliers to provide goods to our clients and disruptions in the supply chain could adversely affect our business.

●	We depend on third-party platforms, and changes in platform popularity, algorithms, policies or access could adversely affect our business.

●	Our brand success may rely on the reputation of our clients’ brands, which could be adversely affected by the actions of our clients.

●	Unfavorable economic conditions may lead to a decrease in discretionary spending and which could adversely affect the demand for our clients’ products and content.

●	Our success and growth depend, in part, on attracting new clients and we may not be successful in doing so.

●	We have relationships with suppliers outside of the United States and the imposition of tariffs may increase our costs and adversely affect our business.

●	We rely on third-party payment processors and are exposed to risks relating to payment failures, fraud, chargebacks and other transaction-related losses.

●	We face intense competition and may not be able to compete effectively.

●	Our revenue growth rate and financial performance have fluctuated, which makes it difficult to predict the future success of our business operations.

●	Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

●	If we fail to comply with United States and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

●	We may be subject to litigation which could result in significant costs and liabilities and have a material adverse effect on our business operations.

ii

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

iii

PART I

ITEM 1. BUSINESS.

Overview

Amaze Holdings, Inc. (formerly Fresh Vine Wine, Inc.) is a technology-enabled, creator-powered commerce platform that enables creators, brands, and consumers to transact at scale. Following the acquisition of Amaze Software, Inc. in March 2025, the Company transitioned its primary business from a consumer-packaged goods company into a software-driven commerce, data, and distribution platform for the creator economy.

The Company’s platform provides end-to-end infrastructure for creators and brands to design, launch, market, and fulfill products, while capturing high-value, first-party transaction data. The Company operates an asset-light model, leveraging third-party manufacturing, logistics, and payment partners to support scalable commerce operations.

The Company currently operates in two segments:

●	E-commerce / Subscriptions (Core Business) – includes the Amaze platform, creator commerce operations, and related data and distribution initiatives
●	Wine Products (Non-Core) – includes the legacy Fresh Vine wine business

While the Company continues to operate its wine segment, it is no longer a strategic focus and is not expected to be a material driver of long-term growth.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software (the “Merger”) with Amaze Software as the surviving company and a wholly owned subsidiary of Fresh Vine, and (ii) the aggregate merger consideration paid by Fresh Vine in connection with the acquisition included 750,000 shares of the Fresh Vine’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 380,448 shares of Fresh Vine’s common stock, par value $0.001 per share (the “Common Stock”).

Acquisition of The Food Channel

On November 7, 2025, the Company, through its wholly owned subsidiary Food Channel Amaze Company LLC, entered into an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of Foodchannel.com LLC, including its digital media platform, intellectual property, customer relationships, and related assets associated with the “Food Channel” brand. The transaction was structured as an asset purchase on a cash-free, debt-free basis with no post-closing working capital adjustment.

The Company acquired the assets in exchange for the issuance of a $650,000 convertible promissory note. The note accrues interest at a rate of 4% per annum and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.76 per share. The note is convertible at the option of the holder at any time following issuance and converted into equity on January 6, 2026, together with any accrued and unpaid interest.

A portion of the purchase price, equal to 10%, is subject to a holdback for a period of twelve months following closing to secure potential indemnification obligations of the seller. The agreement contains customary representations, warranties, covenants, and indemnification provisions, including non-competition and non-solicitation obligations. In connection with the acquisition, certain principals of the seller entered into consulting arrangements with the Company to support the ongoing development and integration of the acquired business.

Our Existing Business

The Company operates a technology-enabled creator commerce platform that integrates commerce infrastructure, data generation, and distribution capabilities.

Platform Capabilities

The Amaze platform provides a comprehensive suite of tools that enable creators and brands to operate end-to-end digital commerce businesses. These capabilities include:

●	Creator storefronts and digital commerce tools that allow users to establish branded online presences and transact directly with consumers
●	Product design, merchandising, and catalog management functionality to support rapid product development and iteration
●	Integrated payment processing and order management systems
●	On-demand manufacturing capabilities and third-party fulfillment integration
●	Marketing, analytics, and performance optimization tools designed to enhance engagement and conversion

The Company operates an asset-light model, leveraging a network of third-party suppliers and fulfillment partners to produce and deliver products. This approach reduces inventory risk, minimizes capital requirements, and enables the Company to scale efficiently while supporting a broad range of creators and product offerings.

Data and Monetization

A component of the Company’s evolving business model is the generation, and aggregation of first-party transaction data derived from activity across its platform. This data includes, among other things, consumer purchase behavior, product preferences and engagement metrics, creator-audience relationships, and certain geographic and demographic insights associated with transactions and platform usage.

The Company is in the early stages of developing capabilities to utilize this data to enhance platform performance and support additional monetization opportunities. These efforts are expected to focus on improving targeting and personalization to drive marketing efficiency and conversion rates for creators and brands. The Company is also evaluating opportunities to develop data-driven advertising and related solutions; however, these initiatives are in the initial stages of commercialization, and there can be no assurance as to the timing or extent of revenue generation from such activities.

Distribution Layer

The Company is in the early stages of expanding its platform through the development of verticalized distribution channels, including the Food Channel and other category-specific initiatives. These efforts are intended to organize creators and content within defined interest areas and to support more targeted engagement between creators, consumers, and brands.

As these channels are developed, the Company expects they may facilitate broader distribution of commerce offerings, support increased user engagement, and contribute to repeat transaction activity across the platform. In addition, these initiatives are intended to enhance the Company’s ability to generate and utilize data derived from platform activity. These distribution capabilities remain in development, and there can be no assurance as to the timing, scale, or extent of their impact on the Company’s operations or financial results.

Legacy Wine Business

The Company continues to operate its Fresh Vine wine business, which includes wholesale and direct-to-consumer distribution. This segment is not expected to be a material driver of future growth, and the Company may evaluate strategic alternatives.

Our Strengths

The Company believes its competitive strengths are derived from the combination of its technology platform, operating model, and data capabilities. While the Company is in a developing stage, management believes the following factors position it to support future growth and scalability:

Integrated Commerce Platform

The Company has developed an integrated platform that brings together key elements required to operate a digital commerce business, including storefront creation, product design and merchandising, payment processing, order management, and fulfillment coordination. By consolidating these functions into a single platform, the Company reduces operational complexity for creators and brands and enables faster time-to-market for new products. This integration also allows the Company to capture data across the full transaction lifecycle, which may support future optimization of performance and monetization.

Generation of First-Party Transaction Data

Through activity on its platform, the Company generates first-party data derived from actual consumer transactions and user interactions. This data includes purchase behavior, engagement patterns, and relationships between creators and their audiences. Unlike third-party data sources, which are subject to increasing regulatory and platform restrictions, the Company’s data is generated directly through its own platform operations and is tied to actual transaction activity. As platform usage increases, the Company expects the volume and depth of this data to expand, which may enhance its ability to improve platform performance and inform future product development. The Company believes that continued accumulation of first-party transaction data may, over time, contribute to a differentiated dataset that is not readily replicable without similar levels of platform activity and user engagement.

Asset-Light Operating Model

The Company operates an asset-light model by leveraging third-party partners for manufacturing, logistics, and fulfillment. This approach reduces the need for capital investment in inventory, production facilities, and supply chain infrastructure. As a result, the Company can offer a broad range of products without assuming significant inventory risk and can adjust product offerings more rapidly in response to consumer demand. This model is also intended to support scalability as transaction volume increases.

Creator and Brand Participation

The Company’s platform is designed to support a diverse base of creators and brands, ranging from independent digital entrepreneurs to emerging businesses. These participants utilize the platform to monetize their audiences through product sales and related offerings. As platform participation grows, the Company expects increased transaction volume and engagement, which may contribute to reinforcing effects between creators, consumers, and platform activity over time. The Company believes that sustained creator participation, combined with transaction-driven data generation, may increase the relative value of the platform to its users. However, the Company’s ability to attract and retain creators and brands remains a key factor in its future performance.

Expanding Distribution Capabilities

The Company has begun developing verticalized distribution channels, including the Food Channel, which are intended to organize creators and content within specific categories and provide additional pathways for audience engagement. These initiatives are in early stages and are designed to support increased visibility of creator offerings, enhance consumer engagement, and potentially improve transaction frequency. The Company believes that, over time, such distribution channels may complement its core commerce platform and support broader monetization opportunities, although their impact remains subject to execution and market adoption.

Flywheel-Driven Value  Creation

The Company’s business model is designed to benefit from a reinforcing relationship between its commerce activity, data generation, and platform optimization capabilities. As transactions occur on the platform, the Company generates first-party data derived from consumer behavior and engagement. The Company utilizes these insights to inform platform improvements, including enhancements to user experience, merchandising, and engagement strategies.

Over time, the Company expects that increases in platform usage may enhance the scale and utility of its data assets, which in turn may support improved targeting, personalization, and conversion. These improvements are intended to drive additional transaction activity, further increasing data generation and platform utilization. The Company believes that, if successfully executed, this dynamic may contribute to increasing platform efficiency and scalability over time.

While elements of this model are currently in operation, the broader impact of this reinforcing dynamic remains dependent on the Company’s ability to scale platform usage and effectively utilize its data. There can be no assurance as to the extent or timing of these potential benefits.

Exhibit: Amaze Flywheel

Strategy for Growth

The Company’s strategy is focused on expanding its platform capabilities and increasing monetization across its commerce operations while developing additional data and distribution-driven opportunities. While certain elements of this strategy are currently in operation through the Company’s existing commerce platform, other components remain in development and are expected to evolve over time.

Expand Creator and Brand Participation

The Company’s platform is designed to support a growing base of creators and brands who utilize its tools to launch and manage commerce offerings. The Company continues to invest in user acquisition, onboarding, and platform functionality to increase participation and engagement. Growth in the number of active creators and brands is expected to contribute to increased transaction volume and broader platform adoption. The Company’s ability to expand its user base will depend on continued product development, competitive positioning, and market acceptance.

Enhance Data Utilization and Monetization Capabilities

The Company generates first-party data through transaction activity on its platform and is in the early stages of developing capabilities to utilize this data more effectively. Current efforts are focused on improving platform performance, including merchandising decisions and user engagement. Over time, the Company intends to expand these capabilities to support additional monetization opportunities, including data-driven marketing, analytics, and advertising-related solutions. These initiatives are in development, and their timing and impact will depend on successful execution and market adoption.

Build and Scale Distribution Channels

The Company has begun developing verticalized distribution channels, including the Food Channel, which are intended to organize creators and content within specific categories and provide additional pathways for consumer engagement. These channels are expected to complement the Company’s core commerce platform by increasing visibility of creator offerings and supporting demand generation. These initiatives are in early stages, and their ability to scale will depend on content development, user adoption, and the Company’s ability to effectively integrate distribution with its commerce infrastructure.

Increase Monetization per Transaction

The Company seeks to improve revenue per user and per transaction through optimization of pricing structures, product offerings, and platform services. Current efforts include refining product mix, enhancing merchandising capabilities, and improving conversion rates through platform enhancements. As the Company continues to develop additional capabilities, including data-driven features and distribution channels, it expects that monetization opportunities per transaction may increase; however, these outcomes are dependent on successful implementation and user adoption.

Pursue Strategic Partnerships and Acquisitions

The Company evaluates opportunities to expand its platform capabilities and market reach through strategic partnerships and acquisitions. Recent activities, including the acquisition of Food Channel assets, reflect the Company’s approach to acquiring complementary assets that support its commerce and distribution strategy. The Company expects to continue to pursue opportunities that enhance its technology, data capabilities, or distribution reach, although there can be no assurance that such opportunities will be identified or successfully executed.

Improve Unit Economics and Operating Efficiency

The Company’s asset-light operating model provides flexibility to scale without significant capital investment. The Company continues to focus on improving operational efficiency, including supplier relationships, fulfillment processes, and platform performance. As transaction volume increases, the Company expects to benefit from operating leverage; however, the extent of these benefits will depend on the Company’s ability to manage costs and execute its growth initiatives effectively.

Competition

The Company operates in highly competitive and rapidly evolving markets, including creator commerce, e-commerce enablement, and digital advertising.

In the e-commerce enablement category, the Company competes with platforms such as Shopify, WooCommerce, and similar providers that offer tools for storefront creation, payment processing, and online commerce infrastructure. These platforms are generally well-established and may offer extensive ecosystems of integrations and services.

Within the creator monetization space, the Company competes with platforms such as Patreon and other services that enable creators to generate revenue from their audiences through subscriptions, merchandise, and related offerings. These platforms may benefit from established user bases and brand recognition.

The Company also competes with print-on-demand and fulfillment providers that offer product creation and logistics services, either as standalone solutions or as components of broader commerce platforms. These providers may compete on factors such as cost, production capabilities, and fulfillment speed.

In addition, the Company faces competition from digital advertising and data platforms, including large technology companies and advertising networks that provide targeting, analytics, and monetization solutions. Many of these competitors have greater financial resources, larger datasets, and more developed advertising ecosystems.

The Company is also beginning to compete with emerging platforms that seek to integrate commerce, creator tools, and data-driven monetization into unified offerings. These platforms may pursue strategies similar to the Company’s and could compete for creators, brands, and consumer engagement as the market continues to evolve.

The Company competes based on:

●	Ease of use and platform functionality
●	Data capabilities and targeting effectiveness
●	Creator and brand relationships
●	Pricing and economics
●	Ability to provide integrated commerce, data, and distribution solutions

Management believes the Company’s integrated approach and first-party data capabilities differentiate it from competitors; however, competition remains intense and evolving.

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

Regulatory Matters

The Company is subject to a variety of U.S. federal, state, and international laws and regulations, including those related to:

●	Data privacy and protection (e.g., CCPA, GDPR and similar frameworks)
●	Consumer protection and e-commerce regulations
●	Advertising and marketing practices
●	Payment processing and financial transactions
●	Intellectual property and content rights

Data privacy and protection

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

Consumer protection and e-commerce regulations

The Company conducts business directly with consumers through its platform and is therefore subject to a variety of U.S. federal, state, and international consumer protection and e-commerce laws and regulations. These include, but are not limited to, laws governing online sales practices, pricing disclosures, automatic renewals, refunds and returns, subscription services, shipping and fulfillment obligations, and unfair or deceptive trade practices. In the United States, the Federal Trade Commission (“FTC”) and state attorneys general enforce many of these laws, including those that prohibit unfair, deceptive, or misleading business practices.

In addition, certain states have enacted specific e-commerce and consumer protection statutes that impose additional requirements on businesses, including disclosure obligations and restrictions on subscription-based services. The Company is also subject to international laws and regulations governing online commerce in jurisdictions where it operates, which may impose additional compliance requirements related to consumer rights, contract formation, and digital transactions.

As the Company’s platform enables creators and third parties to sell products directly to consumers, the Company may also be subject to regulatory scrutiny regarding its role in facilitating these transactions, including obligations related to product representations, customer communications, and dispute resolution. The Company has implemented policies, procedures, and platform controls intended to promote compliance with applicable consumer protection laws; however, evolving regulatory interpretations and increased enforcement activity may require ongoing updates to these practices. Failure to comply with applicable laws and regulations could result in investigations, fines, penalties, or reputational harm.

Advertising and Marketing Practices

The Company is subject to a variety of laws and regulations governing advertising, marketing, and promotional activities. These include federal and state laws in the United States, as well as international regulations, that prohibit false, misleading, or deceptive advertising and require that marketing communications be truthful, substantiated, and clearly disclosed. The FTC, state regulators, and international authorities actively enforce these requirements.

The Company’s platform may be used by creators and brands to promote and market products to consumers. As a result, the Company may be subject to regulatory scrutiny related to advertising claims, influencer marketing practices, and the disclosure of material relationships between creators and brands. For example, applicable regulations may require clear and conspicuous disclosure of sponsored content, endorsements, or other commercial relationships.

In addition, the Company may be subject to laws governing digital marketing practices, including email marketing (such as the CAN-SPAM Act), mobile messaging, and other forms of direct or targeted communication. The Company has implemented policies and guidelines intended to promote compliance with applicable advertising and marketing regulations, including standards related to disclosures and content review; however, compliance may depend in part on the actions of third-party creators and partners using the platform.

As regulatory expectations and enforcement priorities continue to evolve, particularly in the areas of influencer marketing and digital advertising, the Company may be required to update its practices and controls. Non-compliance could result in regulatory action, financial penalties, or reputational harm.

Payment Processing and Financial Transactions

The Company facilitates payments between consumers and creators through its platform and is therefore subject to laws and regulations governing payment processing, financial transactions, and related activities. These include federal and state laws in the United States, as well as international regulations, that apply to electronic payments, money transmission, anti-money laundering (“AML”), and counter-terrorism financing.

The Company relies on third-party payment processors and financial institutions to process transactions, manage payment authorization and settlement, and provide related services. These third-party providers are subject to their own regulatory requirements and may impose contractual obligations on the Company, including compliance with payment card network rules, such as those established by Visa, Mastercard, and other payment networks.

In certain jurisdictions, the Company’s activities may be subject to laws governing money transmission or similar financial services, depending on how funds are received, held, and disbursed. The Company has structured its operations to rely on third-party providers for regulated payment services; however, regulatory interpretations in this area may evolve and could impact the Company’s compliance obligations.

In addition, the Company is subject to data security standards related to payment processing, including the Payment Card Industry Data Security Standard (“PCI DSS”). The Company maintains controls and works with third-party providers to support compliance with applicable requirements; however, failures in payment processing systems, security breaches, or non-compliance with applicable regulations could result in financial loss, regulatory penalties, or operational disruption.

Intellectual Property and Content Rights

The Company’s business involves the creation, distribution, and commercialization of content and products associated with creators and brands, and is therefore subject to laws and regulations governing intellectual property and content rights. These include U.S. and international laws related to copyrights, trademarks, patents, and rights of publicity, as well as contractual obligations associated with content licensing and use.

The Company’s platform enables creators to upload, design, and sell products and content, which may incorporate intellectual property owned by the creators or third parties. As a result, the Company may be exposed to claims of intellectual property infringement, including unauthorized use of copyrighted materials, trademarks, or other proprietary rights. The Company has implemented policies and procedures intended to address such risks, including processes for responding to claims under the Digital Millennium Copyright Act (“DMCA”) and similar frameworks.

The Company also relies on contractual arrangements with creators, partners, and third-party service providers to define ownership, licensing, and permitted use of intellectual property. These arrangements are intended to clarify rights and responsibilities; however, disputes may arise regarding ownership, usage rights, or infringement.

In addition, the Company’s brands, trademarks, and proprietary technology are important to its business. The Company seeks to protect these assets through a combination of trademark registrations, contractual protections, and internal controls. Despite these efforts, unauthorized use or infringement of the Company’s intellectual property could occur, and the Company may be required to enforce its rights through litigation or other means.

As the Company expands its platform and distribution capabilities, including through initiatives such as the Food Channel, it may face increased complexity in managing intellectual property rights across multiple jurisdictions and participants. Failure to adequately manage these risks could result in legal disputes, financial liabilities, or reputational harm.

Intellectual Property

The Company relies on a combination of:

●	Proprietary software and technology
●	Trade secrets and know-how
●	Trademarks and brand assets
●	Contractual protections

to protect its intellectual property.

The Company’s platform technology, data models, and analytics capabilities are critical to its business. The Company also relies on third-party licenses and service providers for certain components of its infrastructure.

The Company seeks to protect its intellectual property through contractual agreements, internal controls, and, where appropriate, registration of trademarks and other rights.

Employees

As of December 31, 2025, we had approximately 28 full-time employees. Our workforce spans the globe, offering a mix of remote and in-office work flexibility to accommodate varying needs and ensure alignment with both operational demands and employee preferences.

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

Our website is www.amaze.co. We have included our website address in this report as an inactive textual reference only. Information contained on or accessible through our website is not incorporated by reference in or otherwise a part of this report.

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

Risks Relating to our Limited Operating History, Financial Position and Need for Additional Capital

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

We have incurred significant net losses to date, and we expect that we will continue to incur net losses for the foreseeable future. We have incurred net losses in each period since our inception, including approximately $55.2 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Our history of operating losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

Accordingly, we will need to seek additional capital through a combination of private and public equity offerings, debt financings, and strategic partnerships and alliances. We may incur debt or issue equity securities ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders. The inability to obtain financing in a timely basis or on favorable terms may make it more difficult for us to operate our business or implement our growth plans, and to respond to business opportunities, challenges, or unforeseen circumstances.

Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

We have incurred significant indebtedness, and may incur additional debt for operations and other reasons related to our overall growth strategy. As of December 31, 2025, we had notes payable and other indebtedness of approximately $7.1 million. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations. The agreements governing a portion our notes payable contain restrictive covenants, including but not limited to, our ability to incur additional indebtedness, make certain payments and dispose of assets. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business and could impact our ability to implement elements of our strategy.

Our substantial indebtedness could have important consequences to you, including:

●	making it more difficult for us to satisfy our obligations under the notes payable and our other debt agreements, and if we fail to comply with these obligations, an event of default could result;
●	limiting our ability to obtain additional financing to fund future working capital, investments or acquisitions or other general corporate requirements;
●	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;
●	increasing our vulnerability to general adverse economic and market conditions, including inflation and rising interest rates;
●	limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;
●	impairing our ability to obtain additional financing in the future; and
●	placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete.

Risks related to our company and our business.

Our business depends on our relationships with suppliers, the availability of products and the terms of the agreements governing those relationships, and if we lose those relationships, our offerings to our clients would be limited and less desirable.

All of the supplies for our clients are provided by suppliers located in India, Australia, Mexico, the United States and across Europe. Our business model affords our clients the ability to operate without having to carry inventory and pay the costs associated therewith. A reduction in the amount of supplies or a change in terms with our suppliers could have an adverse effect on the businesses of our clients and thus, lead to material adverse effects on our business and results of operations.

From time to time, suppliers may terminate or limit our ability to provide their products to our clients or change the terms and conditions that apply to the purchase of their products. There is no assurance that suppliers will not sell directly to other distributors and curtail sales to e-commerce retailers. Any such termination or limitation or the implementation of such changes could have a negative impact on our business and results of operations.

If significant tariffs or other restrictions are placed on products or materials we import, or any related counter-measures are taken by foreign countries, our revenue and results of operations may be adversely affected.

Tariffs and other trade restrictions-such as those imposed or threatened by the U.S. on goods from China and other countries-have increased uncertainty in global trade and may materially impact our operations. Several countries have responded with retaliatory tariffs and other counter-measures, which could escalate further. These actions may affect products sold on our client’s e-commerce platforms and may result in higher input costs, supply chain disruptions and reduced competitiveness. The extent of the impact on our financial condition and results of operations will depend on the scope and duration of these tariffs and related trade policies, as well as our ability to mitigate associated cost pressures.

Unfavorable economic conditions could have an adverse impact on consumer discretionary spending and therefore adversely impact our business, financial condition and results of operation.

The products sold by our clients are largely discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, inflation, interest rates, taxes and consumer confidence in future economic conditions. Purchases of our clients’ products could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in international markets, could result in reduced sales of our products which in turn would have an adverse effect on our business, sales, financial condition and results of operations.

A significant disruption in the operations of our suppliers’ facilities could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on third-party suppliers to provide goods to our clients, who in turn sell such goods to their consumers. A significant disruption at any of our suppliers’ facilities could delay or prevent the supply of such goods and adversely affect our ability to serve our clients. Our suppliers’ operations may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, cybersecurity risks, data breaches, and other system failures, including failures caused by factors outside of our control, such as political unrest, terrorist attacks, military conflicts (including the conflict in Ukraine, the conflict in the Middle East and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), natural disasters or extreme weather (including events that may be caused or exacerbated by climate change). Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition and may not be able to compete effectively.

Operating e-commerce is highly competitive and we expect competition to increase in the future. We face competition from a wide range of online and offline competitors throughout the marketplace, which connects our clients to their audience to facilitate transactions.

We also compete with companies that sell software and services to small businesses, which could enable clients to sell from their own website or otherwise run their business independently of our platform, or enabling them to sell through multiple channels. We compete to attract, engage, and retain clients based on many factors, including:

●	the value, awareness, trustworthiness, reputation, and perception of our brands;
●	our investments in product and marketing for the benefit of our clients;
●	the effectiveness of our support team and trust and safety practices and policies;
●	our policies and fees; and
●	our mission.

Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer more services to our clients than we do. Our competitors also may be able to more quickly or effectively develop, adopt, and integrate new technologies, including AI–enabled tools and agentic commerce experiences, into their platforms, which could make their offerings more attractive to buyers or sellers and reduce our ability to compete effectively. If we are unable to compete successfully, or if competing successfully requires us to expend significant resources in response to our competitors’ actions, our business, financial condition and results of operations could be adversely affected.

Our business depends on maintaining and strengthening our brands and our clients’ brands and generating demand for their content and products and a significant reduction in such demand could harm our business, financial condition and results of operations.

Our success depends on the value, reputation and public perception of our clients’ brands, as well as our own brand and platform reputation. Our clients’ brands are highly dependent on the quality and design of products and the relevance, authenticity and engagement of the content they provide for their audiences. We rely on social media platforms, marketing and promotional activities, including advertising and public relations, and our ability to deliver a consistent, high-quality experience for both our clients and their audiences. Any failure to maintain or enhance our reputation or the reputation of our clients’ brands could adversely affect our ability to attract and retain clients and their audiences.

Our brands and the brands of our clients may be adversely affected by a number of factors, including ineffective marketing, negative publicity, reputational harm to our clients or their content and failure to protect the intellectual property rights in our brands. In addition, because our business is closely tied to the personal brands of content creators, any damage to a creator’s reputation or loss of audience engagement could rapidly and significantly impact demand for products and content associated with such creator. If we are unable to maintain or enhance the reputation of our brands or our clients’ brands, or if we fail to successfully market and position our offerings, we may lose existing clients, fail to attract new clients or audiences, or experience reduced engagement and sales. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

Our success and growth depend, in part, on attracting new clients and we may not be successful in doing so.

We have made, and expect to continue to make, significant investments to attract new clients, including through the use of digital marketing and social media platforms. Our future growth depends, in part, on our ability to expand our client base and the range of content and products offered by our clients. As we seek to expand, we may face challenges including increased competition for clients, difficulties identifying clients that are suitable for our brand, and effectively supporting clients across a broader range of content categories and products. We may also encounter challenges in attracting clients due to lack of consumer familiarity with or acceptance of our brand among content creators and their audiences. If we are not successful in attracting new clients or expanding our client base in a cost-effective manner, our business, financial condition and results of operations may be harmed.

Our brand reputation may be adversely affected by the actions of our clients.

A substantial portion of our revenue is generated from our partnerships with our content creator clients. As a result, negative publicity, controversy or misconduct involving a client, including content that may be considered offensive, misleading or otherwise inconsistent with consumer expectation or applicable laws, could adversely affect our reputation and brand. Any such events could reduce consumer trust and engagement, harm our relationships with existing and prospective clients, and negatively impact demand for the products and services associated with our platform, and have a material adverse effect on our business, financial condition and results of operations.

Our business depends on third-party platforms and we have limited control over factors that affect the success of our brands and our clients’ brands on such platforms.

Our success depends on the popularity and policies of third-party platforms such as YouTube, TikTok Shops, Twitch, Discord, OnlyFans and Linktree. Our ability to maintain or grow the audience of our brands and our clients’ brands is significantly influenced by factors outside of our control. Some of these platforms have diminished, and may continue to diminish, in popularity. A diminishment in popularity and accessibility of these platforms, whether because of market trends, regulatory restrictions or other factors could adversely affect our business, financial condition and results of operations.

Additionally, platforms frequently revise their algorithms which may reduce visibility of our or our clients’ content and result in less favorable placements and reduced engagement. We and our clients are also subject to the standard terms, conditions, and practices of these platform providers, which govern the promotion, distribution, operation, and use of content on their platforms. Platform providers have broad discretion to change their standard terms and conditions and have the right to prohibit us or our clients from distributing content on their platforms for alleged or actual violations. A change in the terms and conditions, interpretations or other policies and practices in a way that is detrimental to us or our clients may, among other things, reduce engagement and the ability to distribute content, and have an adverse effect on our business and operating results.

We use AI-enabled systems, which could expose us to liability or adversely affect our business.

We use AI in connection with our business. The use of AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal, and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable by us or our related service providers. Accordingly, while AI-enabled applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations that AI-enabled applications assist in producing in our products and solutions are, or are perceived to be, deficient, inaccurate, biased, unethical, or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected.

Additionally, if any of our employees, contractors, consultants, vendors, or service providers use any third-party AI-enabled systems and software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or confidential information, harming our competitive position and business. Any outputs that we create using AI-enabled tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI-enabled systems used in our business, or if we experience cybersecurity incidents in connection with our use or any third party’s use of AI-enabled applications, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, data privacy, cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, could result from cybersecurity attacks and could result in significant costs, reputational damage and limits on our ability to conduct our business activities.

As is the case with nearly every business, we rely on computers and computer networks, both public and private, to perform most of the actions required for us to do business, including internal and external communications, development of our software and IP, storage of our business and financial records, and deployment of our quantum computing application development solutions. Such computer systems are inherently susceptible to unintentional failures as well as various forms of cyber-attack, including denial of service attacks, ransomware attacks, email hacking and phishing, computer malware and viruses, and social engineering attacks. Like other companies, we may also be the subject of unauthorized access resulting from employee misconduct.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information, or our technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform or other software. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information; litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. Laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own services. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach and may cause us to breach customer contracts.

Any actual or potential security breach of our software, our operational systems, our physical facilities, or the systems or facilities of our vendors, or the perception that one has occurred, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our software capabilities in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we grow our customer base, and store, transmit, and otherwise process increasingly large amounts of proprietary and sensitive data. There can be no assurance that we can successfully prevent such occurrences, which could damage our reputation and/or result in the theft of our important IP, either of which could damage our business prospects and future profitability.

If we are unable to secure and protect our intellectual property in domestic and foreign markets, the value of our brands and intellectual property could decline, which could have a material adverse effect on our business, results of operations and financial condition.

Our future success depends on our ability to protect our current and future brands to enforce and defend our trademarks and other intellectual property rights. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to secure and protect our intellectual property rights.

We cannot be sure that any trademark office or copyright office will issue trademark registrations under any of our trademark applications, or copyright registrations under any of our copyright applications. Third parties may oppose the registration of our trademark applications, contest our trademark rights or copyrights, and petition to cancel our registered trademarks. We cannot assure you that we will be successful in defending our trademarks or copyrights in actions brought by third parties. There is also a risk that we could fail to timely maintain or renew our trademark registrations or otherwise protect our trademark rights or copyrights, which could result in the loss of those trademark rights (including in connection with failure to maintain consistent use of these trademarks). If we fail to maintain our trademarks or a third party successfully challenges our trademarks or copyrights, we could be forced to rebrand our products and service offerings, which could result in a loss of brand recognition and could require us to devote additional resources to the development and marketing of new brands.

Notwithstanding any trademark registrations or copyright registrations held by us, a third party could bring a lawsuit or other claim alleging that we have infringed that third party’s trademark rights or copyrights. Any such claims, with or without merit, could require significant resources to defend, could damage the reputation of our brands, could result in the payment of compensation (whether as a damages award or settlement) to such third parties, and could require us to stop using our brands or otherwise agree to an undertaking to limit that use. In addition, our actions to monitor and enforce trademark rights or copyrights against third parties may not prevent counterfeit products or products bearing confusingly similar trademarks from entering the marketplace, which could divert sales from us, tarnish our reputation or reduce the demand for our products and services or the prices at which we offer such products and services. Any enforcement litigation brought by us, whether or not successful, could require significant costs and resources, and divert the attention of management, which could negatively affect our business, results of operations and financial results. Third parties may also acquire and register domain names that are confusingly similar to or otherwise damaging to the reputation of our trademarks, and we may not be able to prevent or cancel any such domain name registrations.

In addition to registered intellectual property rights such as trademark registrations and copyright registrations, we rely on non-registered proprietary information, such as trade secrets, confidential information, and know-how. In order to protect our proprietary information, we rely in part on agreements with our employees, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, financial condition, results of operations and competitive position.

Any disruption of our or our third-party service providers’ internet connections could affect the success of our SaaS solutions and harm our business.

Any system failure, including network, software or hardware failure, that causes an interruption in our or our third-party service providers’ network or a decrease in the responsiveness of our website or our SaaS solutions could result in reduced user traffic, reduced revenue and potential breaches of our SaaS arrangements. Continued growth in Internet usage could cause a decrease in the quality of Internet connection services. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide Internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of major e-commerce websites. If these outages, delays or service disruptions occur frequently in the future, usage of our web-based services could grow more slowly than anticipated or decline and we may lose customers and revenue. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our website. These providers could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these events could adversely impact our business, results of operations and financial condition.

We, and our clients, rely on third-party payment processors and are exposed to risks relating to payment processing fees, system disruptions, fraud and changes in payment regulations.

Our clients’ customers pay for products and services using a variety of payment methods, including credit and debit cards, gift cards, direct debit and online wallets. We rely on our internal systems as well as those of third parties to process payments. The acceptance and processing of these payment methods are subject to applicable laws, rules and regulations, including authentication requirements for certain payment methods and require us to pay processing fees. Any increases in payment processing fees, changes in the payment ecosystem, delays in receiving payments from payment processors, changes in laws, rules or regulations relating to payments, the loss of payment partners, fraudulent transactions, chargebacks, or disruptions or failures in our payment processing systems or those of our third-party providers could adversely affect our revenue, operating expenses, results of operations and customer experience.

We are subject to a judgment in favor of Teespring, Inc. which will require significant capital to satisfy and in the event we are unable to satisfy such judgment it may cause material harm our business, financial condition and results of operations and your investment in the company.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. On February 13, 2026, the Court has awarded liquidated damages to the Plaintiff in the amount of approximately $1,311,986, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. We will need to generate substantial additional revenue or require substantial additional capital to satisfy the judgment and our ability to do so may be limited.

If the judgment is not reduced, overturned or resolved in our favor on appeal, we may be required to divert resources to satisfy the judgment amount that would otherwise be used for our business operations, planned expenditures or other corporate purposes. The diversion of resources could cause a delay or prevent the implementation of future business plans and adversely affect our overall business strategy, liquidity and financial condition.

Additionally, if we are unable to raise the necessary capital when needed or on acceptable terms in order to satisfy the judgment, then we may be subject to enforcement actions, including liens or garnishment, which could have a material adverse effect on our business operations and your investment in the company.

If we are not able to comply with the applicable continued listing requirements or standards of the NYSE American, which will likely require our company to affect a reverse stock split at our annual meeting of stockholders scheduled for late May 2026 to maintain a minimum trading price, our common stock could be delisted from the NYSE American.

Our common stock is listed on the NYSE American and has traded below $0.30 per share since March 16, 2026. In order to maintain this listing, we must maintain a certain share price, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” which the exchange generally considers $0.10 per share, the NYSE American may suspend trading of our common stock, until the issuer corrects this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

Furthermore, the NYSE American has proposed a rule to amend Section 1003(f)(v) of the NYSE American LLC Company Guide to provide that if a security’s closing price is less than $0.25 (the “Minimum Trading Price”) on any trading day, the NYSE American will immediately suspend trading and commence delisting proceedings. Issuers will not be entitled to submit a plan to regain compliance, however, all issuers will retain the right to appeal a delisting decision. In addition, under the proposed rule NYSE American may suspend trading in a security that “has experienced a precipitous decline” and is not likely to recover even if not trading below the Minimum Trading Price. The proposed rule, if approved by the SEC, is expected to become effective on October 1, 2026. While we intend to propose a reverse split of our common stock at our stockholder meeting expected to be held in May 2026, in the event such proposed is not approved, or our meeting is delayed, we may be delisted from the NYSE American. Approval of a reverse split requires the majority of voting power of our outstanding common stock and, because our board of directors and management own limited shares of common stock, approval will depend on the vote of our unaffiliated stockholders. There are no assurances how the market price of our common stock will be impacted in future periods as a result of the general uncertainties in the capital markets and any specific impact on our Company as a result of the recent volatility in the capital markets.

General business risks

We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition, results of operations and prospects.

Our success depends upon the continued service of our key management employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. Each of our executive officers and key management, sales, marketing, technical and other employees could terminate their relationship with us at any time. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in retaining and motivating our existing employees. The loss of key management employees or other personnel might significantly delay or prevent the achievement of our business objectives and could harm our business and our relationships.

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

We may selectively seek potential acquisition targets to add complementary companies, products or technologies. The identification of suitable acquisition targets can be difficult, time-consuming and costly. We may be unable to identify suitable targets for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including, among other things:

●	using a significant portion of our available cash and cash equivalents;
●	issuing equity securities, which would dilute current stockholders’ percentage ownership;
●	incurring substantial debt, which would further restrict our business and operations;
●	incurring or assuming contingent liabilities, known or unknown;
●	incurring large amortization expenses related to intangibles; and
●	incurring large accounting write-offs or impairments.

In addition, acquisitions involve inherent risks which, if realized, could adversely affect our business and results of operations, including those associated with:

●	integrating the operations, financial reporting, technologies and personnel of acquired companies, including establishing and maintaining a system of internal controls appropriate for a public company environment;
●	managing geographically dispersed operations;
●	the diversion of management’s attention from other business concerns;
●	the inherent risks in entering markets or lines of business in which we have either limited or no direct experience;
●	the potential loss of key employees, customers and strategic partners of acquired companies; and
●	the impact of laws and regulations relating to antitrust at the state, federal and international levels, which could significantly affect our ability to complete acquisitions and expand our business.

Goodwill impairment charges could negatively impact our net income and stockholders’ equity.

We have recorded goodwill as a result of our acquisition of Amaze Software. On December 31, 2025, we had $7.6 million of goodwill on our balance sheet. Goodwill is not amortized, but rather, is tested for impairment at the reporting unit level. For the year ended December 31, 2025, we recorded an impairment of goodwill of $34.3 million, which is recorded in the consolidated statements of operations. We have two reporting units consisting of E-Commerce/Subscriptions and Wine Products. Goodwill is required to be tested for impairment annually in accordance with generally accepted accounting principles and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of a goodwill impairment charge. These risks include:

●	adverse changes in macroeconomic conditions, the business climate, or the market for the entity’s products or services;
●	significant variances between actual and expected financial results;
●	negative or declining cash flows;
●	lowered expectations of future results;
●	failure to realize anticipated synergies from acquisitions;
●	significant expense increases;
●	a more likely-than-not expectation of selling or disposing all, or a portion of, a reporting unit;
●	the loss of key personnel; and
●	an adverse action or assessment by a regulator.

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

Because less than 10% of our revenues now come from wine sales, investors should not place too much emphasis upon our wine business.

For the fiscal year ended December 31, 2025, our wine business generated less than 10% of our revenues. We expect that wine business revenues will continue to decrease. Accordingly, investors should not place too much emphasis upon our wine business.

If we fail to comply with United States and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

We, either directly or through our customers, collaborators, or end-users of our products, are or may become subject to a variety of laws and regulations regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. The application of these laws and regulations can arise from our e-commerce platform, social media activities relationships with third parties and their operations, or from other activities we undertake now or that we may undertake in the future.

Outside the United States, an increasing number of laws, regulations, industry standards and other obligations govern privacy, data protection and security. The European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”) impose strict requirements for processing personal data and include significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue, whichever is greater. Companies may also face temporary or definitive bans on data processing, other corrective actions, or private litigation brought by classes of data subjects or consumer protection organizations. We may also be subject to data protection and privacy regimes in other jurisdictions, including Brazil’s General Data Protection Law, China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In the United States, numerous federal, state, and local laws and regulations govern privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. In June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which requires covered companies to provide California consumers with new disclosures and expands the rights afforded consumers regarding their data, with fines for noncompliance of up to $7,500 per violation. In September 2025, California amended the CCPA to (i) regulate technologies that replace or substantially replace human decisions, (ii) require comprehensive risk assessment reports that address specific processing activities that present a significant risk to a consumer’s privacy, and (iii) clarify when a cyber security audit must be conducted. Since the CCPA was enacted, at least 20 states—California, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia—have comprehensive data privacy laws in place or enacted comprehensive data privacy laws set to soon take effect. An additional seven states have enacted narrower privacy laws—Florida, Maine, Michigan, Nevada, New York, Vermont, Washington and Wisconsin. During the 2025 legislative cycle, at least eight states with existing privacy statutes expanded the scope of their privacy frameworks, including Colorado, Connecticut, Virginia, Utah, Texas, Oregon, Montana, and Kentucky. This patchwork approach to privacy legislation poses compliance and liability risks for companies with multistate operations, as proposed and enacted bills have similar rights but differ in implementation and enforcement.

In June 2024, the American Privacy Rights Act of 2024 was introduced in the United States House of Representatives and was subsequently referred to the House Committee on Energy and Commerce but is not yet adopted. As of November 2025, the House Energy & Commerce Committee has convened a Privacy Working Group to solicit comments from stakeholders on the legislation. As introduced, this proposed legislation would establish requirements for how companies handle personal data by, among other things, limiting the collection, processing, and transfer of personal data, prohibiting companies from transferring individuals’ personal data without their affirmative express consent, establishing a right to access, correct, and delete personal data, requiring companies to provide individuals with a means to “opt out” of the transfer of non-sensitive covered data and the right to opt out of the use of their personal information for targeted advertising, requiring companies to implement security practices aimed at protecting personal data, and imposing enforcement actions and the possibility of civil proceedings for violations. Proposed federal legislation will likely continue to be debated and, at some point, may be enacted in some form. Governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business.

We intend to strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection, as well as contractually mandated standards and/or industry standards adopted by industry groups. However, our limited resources may adversely affect our compliance efforts. Obligations related to privacy, data protection and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, data protection or security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail, or be perceived to have failed, to comply with such obligations. Any failure or perceived failure by us, customers, or third-party vendors or end-users involved with our products to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, could result in significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar events); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and negative publicity. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; interruptions or stoppages in our business operations or data collection; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. Any significant change to applicable laws, regulations, or industry practices regarding the personal data of our employees, agents or customers could require us to modify our practices and may limit our ability to expand or sustain our salesforce or bring our products to market. The costs of compliance with, and other burdens imposed by, these laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, and changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs and materially affect our operating results and financial condition.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that are not incurred by a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC and NYSE rules, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

We may be subject to legal proceedings, regulatory disputes and governmental investigations that could cause us to incur significant expenses, divert management’s attention and materially harm our business, financial condition and results of operations.

From time to time, we may be subject to claims, lawsuits, government investigations, arbitrations, and other proceedings involving competition and antitrust, advertising and marketing, intellectual property (including copyright, trademark, and patent), privacy, defamation, libel and slander, consumer protection, securities, tax, labor and employment, bribery and corruption, economic and trade sanctions, commercial disputes, and other matters that could adversely affect our business operations and financial condition. The foregoing list is non-exhaustive. The nature of our business, including content created or distributed by our clients or through third-party platforms, exposes us to additional risks of claims relating to defamation, intellectual property rights (including copyright, trademark, and patent), rights of publicity and privacy, and FTC regulation and, because we do not control content created by our clients, we may be subject to claims arising from content that we did not create. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. If we do not prevail in litigation, we could incur substantial liabilities, some or all of which may not be covered by our insurance. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute. Further, pending or future legal proceedings could result in a diversion of our management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. See Item 3 - Legal Proceedings.

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

The sale of a substantial number of shares of common stock in the public market pursuant to our Securities Purchase Agreement, dated as of May 6, 2025, as amended as of February 6, 2026 by and between us and the selling stockholder, establishing an equity line of credit, or other future offerings could adversely affect the prevailing market price of our shares.

We have registered for resale an aggregate of up to 50,000,000 shares of common stock under an equity line of credit. Sales of a substantial number of our shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our shares. We cannot predict if and when the selling stockholder may sell such shares in the public markets. Furthermore, in the future, we may issue additional shares or other equity or debt securities convertible into shares. Any such issuance could result in substantial dilution to our existing stockholders and could cause our share price to decline.

Our failure to maintain continued compliance with the listing requirements of the NYSE American could result in the delisting of our common stock.

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

On June 12, 2025, we effected a 1-for-23 reverse stock split of the outstanding shares of common stock. As of February 5, 2026, the closing price of our common stock was $0.34. Section 1003(f)(vi) of the NYSE American Company Guide provides that if a listed company has effectuated one or more reverse stock splits over the prior two years with a cumulative ratio of 200-for-1 or greater, the NYSE American will immediately commence suspension and delisting procedures and the company will not be eligible to follow the procedures set forth in Section 1009 of the NYSE American Company Guide. Because our previous reverse stock split was 1-for-23, if the price of our common stock fails to satisfy the NYSE American “low selling price” requirements, we would be limited to effectuating an additional reverse stock split of no greater than 1-for-8 to avoid triggering the suspension and delisting procedures.

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

Our stock price has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price of our common stock may be influenced by many factors, including but not limited to:

●	additions or departures of key management personnel;
●	announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	our cash position;
●	actual or anticipated variations in quarterly operating results;
●	our failure to meet the estimates and projections of the investment community and securities analysts or that we may otherwise provide to the public;
●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	sales of our securities by us or our stockholders in the future;
●	low trading volume of our securities;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	data breaches of our company, providers, or vendors;
●	regulatory or legal developments in the United States and other countries;
●	disputes or other developments relating to proprietary rights, including our ability to adequately protect our proprietary rights in our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	natural disasters, infectious diseases, conflict, including the ongoing military conflict between Russia and Ukraine and the related sanctions, conflicts in the Middle East, civil unrest, epidemics or pandemics, outbreaks, resurgences or major catastrophic events;
●	general political and economic conditions, including potential future disruptions in access to bank deposits or lending commitments due to bank failures; and
●	other events or factors, many of which are beyond our control.

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

Most members of our management team have limited to no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage their new roles and responsibilities. As a public company, we are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2025, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2025 due to the existence of material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses have continued since at least 2021 and continued to exist as of December 31, 2025. The material weaknesses identified included those related to the lack of segregation of duties, controls surrounding the issuance of common stock, assessment of the fair value measurement of purchase consideration transferred, and the lack of controls to prevent misstatement in accounting for sales refunds, accounting for working capital acquired in a business combination, gross vs. net presentation of revenues, cash account foreign currency transaction adjustments, accrued VAT/GST, customer deposits, and accounts payable in a timely manner.

While we retained Joel Krutz as our new Chief Financial Officer effective January 5, 2026, and we intend to address the control deficiencies in 2026, our ability to address such deficiencies is partly subject to available capital.

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

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are an emerging growth company and a smaller reporting company and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering which occurred in December 2021. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to:

●	being permitted to present or incorporate only two years of audited financial statements in this filing;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	not being required to comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements;
●	the ability to elect to defer compliance with new or revised accounting standards until such standards would apply to private companies;
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

We have taken advantage of the reduced reporting burdens available to emerging growth companies and the information we provide to stockholders may be different than the information that is available with respect to other public companies that are not emerging growth companies. It is possible that this may cause investors to find our common stock less attractive. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be reduced or more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. The full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In fiscal year 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

We lease office locations in Costa Mesa, California, and Newport, Kentucky, where regionally based employees have the option to work in-person as needed. We incurred approximately $82,000 in rent expense for 2025. For our remote employees, we provide the flexibility to work from agreed-upon locations that best suit their productivity and lifestyle needs.

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

Michaels v. Amaze Holdings, Inc.:

Lawsuit filed in 2022 alleging breach of plaintiff’s separation agreement. At trial the jury awarded $585,976.25. Judgment was entered in 2024 and now exceeds $600,000 with additional awards of interest and costs. Mr. Michaels has commenced garnishment proceedings against certain of the Company’s bank accounts and other third parties and is seeking the appointment of a limited receiver over the Company’s assets in an attempt to collect on the judgment and such proceedings remain pending. The Company appealed the verdict, and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. At December 31, 2025 and December 31, 2024, $27,384 and $484,735, respectively, was accrued as a settlement payable. On November 21, 2025, the Company tendered full payment of the judgment based on calculations of Mr. Michaels’ former counsel, but Mr. Michaels refused to recognize the satisfaction. The Company filed a motion to compel satisfaction of the judgment after tendering an additional $25,000 for interest, and that motion remains pending.

Dubow Decorating, Inc. v. Amaze Software, Inc.:

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. The litigation is in its early stages and the parties will soon be conducting discovery. In November 2025, the Company settled the lawsuit for $185,000 with monthly payments to be made through September 2026.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands $868,513.34 in unpaid rent plus attorneys’ fees On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025. On February 13, 2026, the Court granted Plaintiff’s second motion for summary judgment and awarded liquidated damages in the amount of $1,311,98.53, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. On March 20, 2026, Amaze requested that the Court reduce the award by approximately $205,000 in unreasonable fees and costs. Amaze plans to appeal the decision when it becomes final.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. Discovery is ongoing.

Baron App, Inc. dba Cameo v. Amaze Holding Company LLC

Amaze Holding Company LLC is the Defendant in Baron App, Inc., dba Cameo v. Amaze Holding Company LLC, Case No. 30-2025-01486631-CU-BC-NJC, in the Superior Court of California, County of Orange. Plaintiff filed the Complaint on May 30, 2025. Plaintiff alleges breach of contract and damages in subject to proof in excess of $140,000. Mercer Oak filed the Company’s Answer and Affirmative Defenses on July 15, 2025. An initial Case Management Conference took place October 28, 2025. The parties have started discovery. As of March 2026, the parties have reached a tentative settlement of approximately $140,000, which they are working to document.

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

Stockholders

As of March 31, 2026, there were 43 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025 that were not disclosed by the Company on a Current Report on Form 8-K.

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

Overview

On March 7, 2025, Fresh Vine Wine, Inc., which subsequently changed its name to Amaze Holdings, Inc. completed the Acquisition of Amaze Software, Inc. and its subsidiaries (“Amaze Software”). Accordingly, the financial results for the year ended December 31, 2025 reflect the full operations for Amaze Holdings, Inc. and its subsidiaries. This marks a significant corporate transition and strategic pivot toward a platform-based digital commerce business focused on enabling creators and brands to monetize through direct audience engagement.

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

Merger Agreement

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation (“Amaze Software”), the stockholders of Amaze Software, and Aaron Day.

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

The following table shows GMV for the year ended December 31, 2025:

December 31,
2025
Gross Merchandise Value	$9,429,000

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

	Year ended December 31,
	2025	2024
Revenues	$1,967,148	$299,065
Gross income (loss)	$1,570,512	$(5,819)
Net loss	$(55,165,253)	$(2,518,986)

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

Revenue Channels

For the years ended December 31, 2025, our revenues were derived from the following channels:

●	Wholesale Channel (to distributors and retail accounts): Includes physical product sales of wine and branded merchandise, primarily through third-party distributors. The legacy business historically operated through this channel.
●	Direct-to-Consumer (DTC) Channel: Includes all sales made directly to consumers. DTC also include wine sales from the Company’s legacy Fresh Vine operations.
●	E-commerce: Includes merchandise sales, digital product sales and shipping domestically and internationally through our owned and creator-operated storefronts.
●	Subscriptions: Includes subscription fees from Amaze hosting custom domain names where subscribers can choose from available options.

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

	Year ended December 31,
	2025	2024
Wholesale	-%	15%
Director to consumer	13%	85%
E-commerce	71%	-%
Subscriptions	16%	-%
	100%	100%

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

Results of Operations

	Year ended
	December 31,
	2025	2024
Revenues	$1,967,148	$299,065
Cost of revenues	396,636	304,884
Gross income (loss)	1,570,512	(5,819)
Selling, general and administrative expenses	15,707,331	3,112,840
Equity-based compensation	2,614,878	6,249
Depreciation and amortization	3,346,657	-
Impairment of goodwill	34,295,079	-
Loss from operations	(54,393,433)	(3,124,908)
Other income	11,424	36,977
Interest expense	(1,738,315)	(155,409)
Unrealized loss on equity investment	-	(33,500)
Realized loss on equity investment	(54,760)	-
Change in fair value of convertible debt	433,707	-
Gain on extinguishment of liabilities	576,124	757,854
Net loss	$(55,165,253)	$(2,518,986)

Comparison of the Fiscal Years ended December 31, 2025 and 2024

Revenues, Cost of Revenues and Gross Income (Loss)

	Year ended December 31,		Change
	2025	2024	$	%
Net revenue	$1,967,148	$299,665	1,668,083	558%
Cost of revenues	396,636	304,884	91,752	30%
Gross income (loss)	$1,570,512	$(5,819)	1,576,331	27,089%

Revenue

Total net revenue for the year ended December 31, 2025 was approximately $2.0 million, up 558% from approximately $300,000 for the year ended December 31, 2024. The increase in net revenue was mostly attributable to the addition of sales from Amaze as the Company closed the Acquisition during the first quarter of 2025.

Cost of Revenue and Gross Margin

Cost of revenue for the year ended December 31, 2025 was approximately $397,000 as compared to $305,000 for the year ended December 31, 2024. Our improved margin profile is attributed to the operating leverage of the Amaze Software platform, which enables high-margin digital and physical sales with lower incremental cost compared to traditional wholesale models.

Selling, general and administrative expenses

	Year ended December 31,		Change
	2025	2024	$
Selling expenses	$1,952,430	$283,752	$1,668,678
Marketing expenses	1,016,955	343,148	673,807
General and administrative expenses	12,737,946	2,485,940	10,252,006
Total selling, general and administrative expenses	$15,707,331	$3,112,840	$12,594,491

Selling, general, and administrative (SG&A) expenses increased to approximately $15.7 million in the year ended December 31, 2025, compared to $3.1 million in the year ended December 31, 2024. The increase primarily reflects higher operating costs associated with Amaze’s creator-focused business model, including personnel, legal and professional services related to the Acquisition, and marketing costs to support platform growth. We expect the composition and scale of SG&A to shift when consolidated operations begin to normalize post-Acquisition.

Equity-Based Compensation

Equity based compensation for the year ended December 31, 2025 and 2024 totaled approximately $2.6 million and $6,249, respectively. We awarded 615,405 that vested during 2025 shares of restricted stock and 3,265,548 shares of restricted stock units in the year ended December 31, 2025 that vests over the next three years. We also awarded 166,054 shares of common stock to vendors for services in 2025.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2025 and 2024 totaled approximately $3.3 million and $0, respectively. Amortization expense was $3.3 million for the year ended December 31, 2025, which was primarily a result of the acquisition of $25.4 million in intangibles from the 2025 acquisitions (see Note 2).

Impairment of goodwill

Impairment of goodwill for the year ended December 31, 2025 and 2024 totaled approximately $34 million and $0, respectively. This was a result of the valuation completed of the goodwill from the Amaze acquisition at December 31, 2025.

Other Income and Expenses

Other expenses for the year ended December 31, 2025 totaled approximately $772,000, which compiled of interest expense at approximately $1.7 million and a gain of approximately $434,000 in change in fair value of convertible debt, both of which were largely tied to new financing instruments. The total other expenses included realized loss on the transfer of Venu Stock of approximately $55,000 and gain on extinguishment of liabilities of approximately $576,000. Total other income for the year ended December 31, 2024 totaled approximately $606,000. This was predominately comprised of $758,000 in gain on extinguishment of liabilities and $156,000 in interest expense.

Net Loss

The net loss for the year ended December 31, 2025 was approximately $55 million, or $(8.18) per share, compared to a net loss of $2.5 million, or $(3.83) per share, in the year ended December 31, 2024.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our net increase (decrease) in cash for the year ended December 31, 2025 and 2024.

	Year ended
	December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$(17,520,963)	$(1,931,830)
Investing activities	(692,767)	(3,500,000)
Financing activities	20,932,793	5,251,137
Net (decrease) increase in cash	$2,719,063	$(180,693)

Net cash used in operating activities was approximately $17.5 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. Cash used in operating activities increased in the years ended December 31, 2025 primarily due to the activity from the Acquisition in March 2025, such as the increase in deferred revenue, accrued expenses and prepaids, and legal and professional fees in connection the Acquisition.

Net cash used in investing activities was approximately $693,000 and $3.5 million for the years ended December 31, 2025 and 2024, respectively. The Company issued notes receivable for approximately $1.1 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively. In 2025 this was offset by cash acquired from the Amaze Software Acquisition of approximately $594,000.

Net cash provided by financing activities was approximately $20.9 million and $5.3 million for the years ended December 31, 2025 and 2024, respectively. The difference is mostly attributed to the net proceeds from notes payable, convertible debt, and financing arrangements of approximately $5.8 million, net proceeds from the Equity Line of Credit of approximately $9.5 million, net proceeds from At-the-Market of approximately $7.8 million and net proceeds from issuance of Series C Preferred Stock of approximately $703,000 during the year ended December 31, 2025. The Company had approximately $4.7 million from the issuance of Series B preferred stock and $500,000 from the sale of convertible debt for the year ended December 31, 2024.

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $55.2 million and $2.5 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $84.5 million and a total stockholders’ equity of approximately $9.8 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of December 31, 2025, we had approximately $2.9 million in cash, $47,000 in inventory and $1.2 million in prepaid expenses. On December 31, 2025, current assets amounted to approximately $4.4 million and current liabilities were approximately $24.4 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $20 million.

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

On October 8, 2024, the Company entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $600,000 of secured convertible promissory notes (“Notes”) that will be convertible into shares of the Company’s common stock, par value $0.001, and warrants (“Warrants”) to purchase up to 740,000 shares of common stock. The Notes were issued with original issuance discount of 20%, resulting in gross proceeds of $500,000 to the Company. The Notes bear no interest unless an event of default occurs, and mature on April 8, 2025. The Notes may be prepaid. Each Note is convertible into common stock at a conversion price equal to $0.40. A holder of the Note (together with its affiliates) may not convert any portion of the Note to the extent that the holder would beneficially own more than 9.99% of the outstanding shares of the Company’s common stock immediately after exercise. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Notes will be subject to adjustment from time to time for any subdivision or consolidation of shares, dilutive issuances and other events. These were paid in full in 2025.

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

During the 2025, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company agreed to sell in a private placement shares of Series C Preferred Stock at a purchase price of $100.00 per share, plus warrants to purchase common stock at an exercise price of $17.25 with 100% warrant coverage. As of December 31, 2025, 8,550 shares of Series C Preferred Stock and warrants have been sold for a total in gross proceeds of $855,000. Each share of Series C Preferred Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $17.25 per share (the “Conversion Ratio”), subject to the limitations described below. The conversion price is subject to standard weighted average anti-dilution protection.

On May 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell from time to time to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of the Company’s common stock and (ii) the Exchange Cap (as defined in the agreement), subject to certain conditions and limitations contained in the Purchase Agreement. As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company agreed to issue to the Purchaser (i) on the date of the Purchase Agreement, 26,630 shares of common stock and (ii) after the date of the Purchase Agreement, a number of shares of Common Stock equal to $262,500, issuable on a pro rata basis simultaneously with the delivery of any shares of Common Stock purchased under the Purchase Agreement (the “Commitment Shares”). During the year ended December 31, 2025, the Company sold 12,859,000 shares of common stock under the Purchase Agreement for total gross proceeds of approximately $9.6 million and issued 143,446 shares to the Purchaser as Commitment Shares.

On October 15, 2025, the Company launched an -at-the-market offering of up to $6,959,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement (“ATM Agreement”) between the Company and Ladenburg Thalmann & Co. Inc. The ATM Agreement was amended in November 2025 and increased to up to $18,106,838 worth of shares of the Company’s common stock. During the year ended December 31, 2025, pursuant to the agreement, the Company sold 12,152,767 shares of common stock through Ladenburg for aggregate proceeds to the Company of $7.8 million.

During the 2025, the Company entered into multiple debt arrangements and received aggregate proceeds of approximately $5.8 million. See Note 11 in the consolidated financial statements.

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

Allowance for Doubtful Accounts

Accounts receivable consists of amounts owed to us for sales of our products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial conditions. We estimate allowances for future returns and doubtful accounts based upon historical experience and its evaluation of the current status of receivables. Accounts considered uncollectible are written off against the allowance. As of December 31, 2025 and 2024 we had $0 and $13,403 in the allowance for doubtful accounts, respectively.

Allowance for Inventory Reserve

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the first-in-first-out (“FIFO”) method) or net realizable value. We reduce the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. Our estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2025 and 2024 there was $123,000 and $0 inventory reserve related to estimated net realizable value, respectively.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2025 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the following material weaknesses.

Material Weaknesses in Internal Control Over Financial Reporting; Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions and (ii) the lack of controls to prevent a misstatement in accounting for sales refunds, gross vs. net presentation of revenues, cash account foreign currency transaction adjustments, common stock issuances, fair value measurements (reviewing work by third party specialist) and accounts payable in a timely manner. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take the actions to implement the processes described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2026, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2026, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2026, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2026, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be included in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC on or before April 30, 2026, and is incorporated herein by reference

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

●	Report of independent registered public accounting firm

●	Consolidated Balance sheets as of December 31, 2025 and 2024

●	Consolidated Statements of operations for the years ended December 31, 2025 and 2024

●	Consolidated Statements of changes in stockholders’ equity for the years ended December 31, 2025 and 2024

●	Consolidated Statements of cash flows for the years ended December 31, 2025 and 2024

●	Notes to consolidated financial statements

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

Dated: March 31, 2026

AMAZE HOLDINGS, INC

By:	/s/ Aaron Day
Aaron Day
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Aaron Day and Joel Krutz, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstituting, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title

/s/ Aaron Day	Chief Executive Officer and Director	March 31, 2026
Aaron Day	(Principal executive officer)

/s/ Joel Krutz	Chief Financial Officer	March 31, 2026
Joel Krutz	(Principal financial and accounting officer)

/s/ Michael Pruitt	Director	March 31, 2026
Michael Pruitt

/s/ Eric Doan	Director	March 31, 2026
Eric Doan

/s/ Peter Deutschman	Director	March 31, 2026
Peter Deutschman

/s/ David Yacullo	Director	March 31, 2026
David Yacullo

/s/ Amrapali Gan	Director	March 31, 2026
Amrapali Gan

/s/ Sandra Hawkins	Director	March 31, 2026
Sandra Hawkins

EXHIBIT INDEX

AMAZE HOLDINGS, INC.

FORM 10-K

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 by and among Fresh Vine Wine, Inc., Amaze Holdings, Inc., Amaze Software, Inc. (“Amaze”), the Stockholders of Amaze listed on Schedule I and signatory thereto, and Aaron Day, solely in his capacity as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025)
3.1	Plan of Conversion (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 2022)
3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 2, 2023)
3.4	Amendment No. 1 to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on August 2, 2023)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 20, 2024)
3.6	Certificate of Designation of Preferences, Rights, and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 10, 2025)
3.7	Certificate of Amendment to Articles of Incorporation ((incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 13, 2025)
3.8	Amended and Restated Bylaws of Fresh Vine Wine, Inc. (effective as of March 24, 2025 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 13, 2025)
3.9	Certificate of Correction (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 9, 2025)
3.10	Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed April 9, 2025)
3.11	Certificate of Amendment to Articles of Incorporation effective June 12, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 13, 2025)
4.1	Form of specimen certificate representing shares of common stock of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
4.2	Description of the Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed March 31, 2022)
4.3	Form of Common Stock Purchase Warrant issued in rights offering (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1/A-1 (File No. 333-269082) filed on January 27, 2023)
4.4	Form of Warrant Agency Agreement between Fresh Vine Wine, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1/A-1 (File No. 333-269082) filed on January 27, 2023)
4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 2, 2024)
4.6	Form of Debt Security (incorporated by reference to Exhibit 4.14 to Registration Statement on Form S-3 (File No. 333-289876) filed August 27, 2025)
4.7	Form of Indenture (incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-3 (File No. 333-289876) filed August 27, 2025)
10.1#	Form of Founders’ Option Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (File No. 333-261037) filed on November 29, 2021)
10.2#	Form of Indemnification Agreement between Fresh Vine Wine, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (File No. 333-261037) filed November 29, 2021)
10.3#	Form of Restricted Stock Unit Agreement, pursuant to the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan, between Fresh Vine Wine, Inc. and each of Timothy Michaels and Elliot Savoie (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A filed November 29, 2021)
10.4#	Amendment No. 1 to Restricted Stock Unit Agreement dated as of February 24, 2022 by and between Fresh Vine Wine, Inc. and Timothy Michaels (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2022)
10.5#	Form of Stock Option Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed March 31, 2022)
10.6#	Form of Employee Restricted Stock Unit Agreement under the Fresh Vine Wine, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed March 31, 2022)
10.7	Form of Notes Live Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 29, 2024)
10.8	Form of Fresh Vine Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 29, 2024)

10.9	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 29, 2024)
10.10	Form of Securities Purchase Agreement with Purchasers of Series B Convertible Preferred Stock (including Form of Fresh Vine Voting and Support Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2024)
10.11	Termination Agreement dated as of July 31, 2024 between Fresh Vine Wine, Inc. and Notes Live, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2024)
10.12	Form of Securities Purchase Agreement for Notes and Warrants (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 15, 2024)
10.13	Form of Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 15, 2024)
10.14	Form of Guaranty (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 15, 2024)
10.15	Form of Securities Purchase Agreement for Series B Preferred Stock (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on October 15, 2024)
10.16	Promissory Note in favor Fresh Vine Wine, Inc. effective October 7, 2024 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed October 15, 2024)
10.17	Security Agreement effective as of October 7, 2024 between Adifex Holdings LLC and Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed October 15, 2024)
10.18	Forgivable Promissory Note by Amaze Software, Inc. in favor of Fresh Vine Wine, Inc effective October 28, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 7, 2024)
10.19	Security Agreement effective October 28, 2024 between Amaze Holding Company LLC and Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 7, 2024)
10.20	Cancellation of Promissory Note and Security Agreement between Fresh Vine Wine, Inc. and Adifex Holdings LLC, effective October 28, 2024 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 7, 2024)
10.21	Securities Purchase Agreement dated as of February 6, 2025 by and among Fresh Vine Wine, Inc. and each of the investors listed therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 13, 2025)
10.22	Form of Secured Original Issue Discount Promissory Note (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 13, 2025)
10.23	Pledge Agreement dated as of February 6, 2025 by and between Fresh Vine Wine, Inc. and each of the investors listed therein (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 13, 2025)
10.24	Form of Merger Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 10, 2025)
10.25	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 10, 2025)
10.26	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed March 10, 2025)
10.27	Termination Agreement dated as of March 7, 2025 by and between Fresh Vine Wine, Inc. and Adifex Holdings LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 10, 2025)
10.28	Form of Securities Purchase Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 31, 2025)

10.29	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 31, 2025)
10.30	Amended and Restated Securities Purchase Agreement dated as of April 1, 2025 by and among Fresh Vine Wine, Inc. and each of the investors listed therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 16, 2025)
10.31	Securities Purchase Agreement dated as of May 6, 2025, by and between Amaze Holdings, Inc. and C/M Capital Master Fund, LP. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 7, 2025)
10.32	Registration Rights Agreement dated as of May 6, 2025 by and between Amaze Holdings, Inc. and C/M Capital Master Fund, LP. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 7, 2025)
10.33	Business Loan and Security Agreement, dated May 5, 2025, among Amaze Holdings, Inc., Amaze Software, Inc. and Balanced Management, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 7, 2025)
10.34	Form of Subordinated Secured Promissory Note (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2025)
10.35#	Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 13, 2025)
10.36	Consulting Agreement dated July 11, 2025 between Amaze Holdings, Inc. and DNA Holdings Venture Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 15, 2025)
10.37	Securities Purchase Agreement dated as of August 7, 2025 between Amaze Holdings, Inc. and Parler Cloud LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2025)
10.38	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 13, 2025)
10.39	Amended and Restated Convertible Promissory Note dated August 11, 2025 in favor of Thomas Frame (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 13, 2025)
10.40	Amended and Restated Convertible Promissory Note dated August 11, 2025 in favor of Sean Giddings (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 13, 2025)
10.41	Warrant dated August 11, 2025, issued to Thomas Frame (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed August 13, 2025)
10.42	Securities Purchase Agreement dated as of September 11, 2025, among Amaze Holdings, Inc. and the investors listed therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 17, 2025)
10.43	Form of Senior Secured Original Issue Discount Convertible Promissory Note dated September 11, 2025 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 17, 2025)
10.44	Security Agreement dated as of September 11, 2025 between Amaze Holdings, Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 17, 2025)
10.45	Subsidiary Guarantee dated as of September 11, 2025 among Amaze Holdings, Inc. and the subsidiaries identified therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 17, 2025)
10.46	Pledge Agreement dated as of September 11, 2025 among Amaze Holdings, Inc. and C/M Capital Master Fund, LP as collateral agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed September 17, 2025)
10.47	Registration Rights Agreement dated as of September 11, 2025 among Amaze Holdings, Inc. and the investors identified therein (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed September 17, 2025)
10.48	At The Market Offering Agreement dated October 15, 2025 between Amaze Holdings, Inc. and Ladenburg Thalmann & Co. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed October 15, 2025)
10.49	Form of Warrant (Parler) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 27, 2025)
10.50	Asset Purchase Agreement dated November 7, 2025 by and among Amaze Holdings, Inc., Food Channel Amaze Company LLC, Foodchannel.com LLC, Intuience LLC and Solaris Media, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 12, 2025)
10.51	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 12, 2025)
10.52	Employment Offer Letter dated December 17, 2025 between Amaze Holdings, Inc. and Joel Krutz (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2025)
19.1	Policy on Avoidance of Insider Trading (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed March 8, 2024)
23.1*	Consent of Wipfli LLP
24.1	Power of Attorney (included on the signature page of this report)
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed March 8, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Management contract or compensatory plan

†	Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

The audited financial statements for the periods ended December 31, 2025 and December 31, 2024 are included on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Amaze Holdings, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amaze Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wipfli LLP

Minneapolis, Minnesota

March 31, 2026

We have served as the Company’s auditor since 2021.

AMAZE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$2,874,710	$155,647
Accounts receivable, net	—	6,966
Note receivable	199,000	3,500,000
Equity investment	—	466,500
Inventories, net	46,595	212,494
Prepaid expenses and other	1,163,078	33,830
Deferred offering costs	105,973	—
Interest receivable	698	36,888
Total current assets	4,390,054	4,412,325

Other assets
Fixed assets, net	3,673	—
Intangible assets, net	22,254,379	—
Goodwill	7,565,680	—
Total other assets	29,823,732	—

Total assets	$34,213,786	$4,412,325

Liabilities, and stockholders’ equity
Current liabilities
Accounts payable	$6,403,888	$1,108,777
Accrued compensation	647,098	—
Accrued creator commissions	3,363,959	—
Settlement payable	1,714,385	484,735
Accrued expenses	1,004,540	596,610
Accrued expenses - related parties	309,333	309,333
Accrued sales tax	3,109,334	—
Deferred revenue	767,436	1,919
Convertible notes payable, net of discount	4,753,919	432,105
Notes payable, current portion, net of discount	2,370,907	—
Total current liabilities	24,444,799	2,933,479

Total liabilities	24,444,799	2,933,479

Commitment and contingencies – Note 13

Stockholders’ equity
Series A preferred stock; $0.001 par value – 10,000 shares authorized at December 31, 2025 and 2024; 4,500 and 9,350 shares issued and outstanding at December 31, 2025 and 2024, respectively, preference in liquidation of $879,567 and $1,597,706 at December 31, 2025 and 2024, respectively	5	9
Series B preferred stock, $0.001 par value – 50,000 shares authorized at December 31, 2025 and 2024, respectively; 5,250 and 50,000 shares issued and outstanding at December 31, 2025 and 2024, respectively, preference is liquidation of $787,500 and $7,500,000 at December 31, 2025 and 2024, respectively.	5	50
Series C preferred stock, $0.001 par value – 100,000 and 0 shares authorized at December 31, 2025 and 2024, respectively; 5,350 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively, preference in liquidation of $535,000 and $0 at December 31, 2025 and 2024, respectively.	6	—
Common stock, $0.001 par value - 100,000,000 shares authorized at December 31, 2025 and 2024; 31,470,900 and 726,670 shares issued and outstanding at December 31, 2025 and 2024, respectively	31,474	727
Additional paid-in capital	94,228,684	30,636,861
Accumulated deficit	(84,491,187)	(29,158,801)
Total stockholders’ equity	9,768,987	1,478,846

Total liabilities and stockholders’ equity	$34,213,786	$4,412,325

See accompanying notes to the consolidated financial statements.

AMAZE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

	Years ended December 31,
	2025	2024
Revenues	$1,967,148	$299,065
Cost of revenues	396,636	304,884
Gross income (loss)	1,570,512	(5,819)

Selling, general and administrative expenses	15,707,331	3,112,840
Equity-based compensation	2,614,878	6,249
Depreciation and amortization	3,346,657	—
Impairment of goodwill	34,295,079	—
Operating loss	(54,393,433)	(3,124,908)

Other income (expense)
Other income (expense)	11,424	36,977
Interest expense	(1,738,315)	(155,409)
Realized loss on equity investment	(54,760)	-
Unrealized loss on equity investment	-	(33,500)
Change in fair value of convertible debt	433,707	-
Gain on extinguishment of liabilities	576,124	757,854
Total other income (expense)	(771,820)	605,922

Net loss	(55,165,253)	(2,518,986)
Preferred dividends – Series A	167,133	163,055
Net loss attributable to common stockholders	$(55,332,386)	$(2,682,041)

Weighted average shares outstanding
Basic	6,768,474	700,651
Diluted	6,768,474	700,651

Net loss per share - basic	$(8.18)	$(3.83)
Net loss per share - diluted	$(8.18)	$(3.83)

See accompanying notes to the consolidated financial statements.

AMAZE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	10,000	$10	—	$—	—	$—	—	$—	694,619	$695	$25,646,536	$(26,476,760)	$(829,519)
Issuance of Series B preferred stock	—	—	50,000	50	—	—	—	—	-	-	4,751,087	—	4,751,137
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(163,055)	(163,055)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	6,258	—	6,258
Stock forfeitures	—	—	—	—	—	—	—	—	(435)	(1)	(9)	—	(10)
Series A preferred stock conversions	(650)	(1)	—	—	—	—	—	—	32,486	33	9,685	—	9,717
Issuance of warrants, with conversion of notes payable	—	—	—	—	—	—	—	—	—	—	223,304	—	223,304
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,518,986)	(2,518,986)
Balance, December 31, 2024	9,350	$9	50,000	$50	—	$—	—	$—	726,670	$727	$30,636,861	$(29,158,801)	$1,478,846
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(167,133)	(167,133)
Issuance of Series C preferred stock and warrants	—	—	—	—	8,550	9	—	—	—	—	785,058	—	785,067
Issuance of Series D preferred stock and warrants	—	—	—	—	—	—	750,000	750	—	—	42,258,959	—	42,259,709
Issuance cost in conjunction with name change	—	—	—	—	—	—	—	—	—	—	(56,667)	—	(56,667)
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	143,446	143	262,356	—	262,499
Issuance of common stock for services	—	—	—	—	—	—	—	—	22,608	23	190,336	—	190,359
Issuance of common stock in connection with reverse stock split	—	—	—	—	—	—	—	—	48,966	49	(49)	—	—
Issuance of commencement shares with securities purchase agreement	—	—	—	—	—	—	—	—	11,777	12	162,233	—	162,245
Warrants issued in conjunction with debt	—	—	—	—	—	—	—	—	—	—	422,961	—	422,961
Shares issued with consultant agreement	—	—	—	—	—	—	—	—	50,000	50	57,176	—	57,226
Conversion of Series A preferred stock and accrued dividends	(4,850)	(4)	—	—	—	—	—	—	280,533	281	145,530	—	145,807
Conversion of Series B preferred stock	—	—	(44,750)	(45)	—	—	—	—	432,377	433	(388)	—	—
Conversion of Series C preferred stock	—	—	—	—	(3,200)	(3)	—	—	27,827	28	(25)	—	—
Conversion of Series D preferred stock	—	—	—	—	—	—	(750,000)	(750)	4,076,115	4,076	(3,326)	—	—
Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	12,859,000	12,859	9,501,637	—	9,514,496
Common stock issued under At-The-Market Offering	—	—	—	—	—	—	—	—	12,152,767	12,154	7,784,639	—	7,796,793
Equity-based compensation	—	—	—	—	—	—	—	—	638,814	639	2,081,393	—	2,082,032
Net loss	—	—	—	—	—	—	—	—	—	—	—	(55,165,253)	(55,165,253)
Balance, December 31, 2025	4,500	$5	5,250	$5	5,350	$6	—	$—	31,470,900	$31,475	$94,228,684	$(84,491,187)	$9,768,987

See accompanying notes to the consolidated financial statements.

AMAZE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities
Net loss	$(55,165,253)	$(2,518,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	1,316,251	155,409
Depreciation and amortization	3,346,657	—
Impairment of goodwill	34,295,079	—
Realized loss on equity investment	41,000	—
Unrealized loss on equity investment	—	33,500
Change in fair value of convertible debt	(433,707)	—
Gain on extinguishment of liabilities	(576,124)	(757,854)
Equity-based compensation	2,614,878	6,249
Inventory write-down	122,594	—
Allowance for doubtful accounts	—	13,403
Changes in operating assets and liabilities
Accounts receivable	30,678	151,732
Inventories	43,305	125,379
Prepaid expenses and other	12,775	9,113
Interest receivable	(41,991)	(36,888)
Accounts payable	(131,207)	632,634
Accrued compensation	(278,179)	—
Accrued creator commissions	25,758	—
Settlement payable	(389,036)	(101,241)
Accrued expenses	(101,466)	(357,208)
Accrued sales tax	147,073	—
Deferred revenue	(2,400,048)	(1,488)
Net cash used in operating activities	(17,520,963)	(1,931,830)

Cash flows from investing activities
Cash acquired through Amaze Software acquisition (Note 2)	593,688	—
Capitalized fees from FoodChannel acquisition (Note 2)	(28,942)	—
Capitalized internally developed software	(158,513)	—
Issuance of notes receivable	(1,099,000)	(3,500,000)
Net cash used in investing activities	(692,767)	(3,500,000)

Cash flows from financing activities
Proceeds from debt net of issuance costs	5,764,609	542,500
Proceeds from Series B preferred stock – net of issuance costs	—	4,751,137
Proceeds from Series C preferred stock – net of issuance costs	703,047	—
Repayment of debt	(3,325,386)	(42,500)
Deferred offering costs	(105,973)	—
Warrants issued in conjunction with debt	422,961	—
Commencement shares issued with debt	162,246	—
Issuance of common stock from Equity Line of Credit – net of issuance costs	9,514,496	—
Issuance of common stock from At-The-Market Offering – net of issuance costs	7,796,793	—
Net cash provided by financing activities	20,932,793	5,251,137

Net decrease in cash	2,719,063	(180,693)

Cash and restricted cash - beginning of year	155,647	336,340

Cash and restricted cash - end of year	$2,847,710	$155,647

	2025	2024
Supplemental disclosure of non-cash activities investing and financing activities:
Acquisition through issuance of Series D preferred stock and Merger Warrants	$42,259,709	$-
Acquisition of FoodChannel through issuance of convertible debt	$408,000	$-
Repayment of debt with investment	$425,500	$-
Forgiveness of note receivable and interest with note payable and interest with Acquisition	$4,478,181	$-
Warrants issued in conjunction with debt	$422,961	$223,305
Issuance cost in conjunction with name change	$56,667	$-
Accrued Series A dividends	$167,133	$163,055
Series A preferred dividends converted to common stock	$145,804	$9,717
Accrued expenses converted to Series C preferred stock and warrants	$82,020	$-

See accompanying notes to the consolidated financial statements.

AMAZE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for the Company and its consolidated subsidiaries. The Company consolidates entities in which we have a controlling financial interest, typically the result of a majority voting interest. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements.

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $84.5 million as of December 31, 2025. Cash flows used in operating activities were approximately $17.5 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had approximately $20.0 million working capital deficit, inclusive of approximately $2.9 million in cash.

The Company received net proceeds of approximately $703,000 from a preferred stock offering, approximately $9.5 million from the equity line of credit, $7.8 million from the At-The-Market offering and $5.8 million from the issuance of debt during the year ended December 31, 2025.

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

The Company will need additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional financing, including potential proceeds pursuant to an equity line of credit entered into by the Company on May 6, 2025 (see Note 11), an at-the-market offering agreement entered into on October 15, 2025 (see Note 11) and the receipt of proceeds from expected sales, the Company projects that the existing cash balance will be sufficient to fund current operations into 2026, after which additional financing or capital may be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Agreement and Plan of Merger with Amaze Software, Inc.

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the “Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation, the stockholders of Amaze Software, Inc., and Aaron Day, solely in his capacity as the Holders’ Representative. Amaze Software, Inc. is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

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

Asset Purchase Agreement of Foodchannel.com LLC

On November 7, 2025, the Company entered into an Asset Purchase Agreement (“the Asset Purchase Agreement”) with Food Channel Amaze Company LLC, a wholly-owned subsidiary of the Company (“Purchaser”), Foodchannel.com LLC, a Missouri limited liability company (“Seller”), Solaris Media, Inc., a New York corporation and Intuience, LLC, a Missouri limited liability company. Subject to the terms and conditions of the Purchase Agreement, on November 7, 2025, Purchaser acquired all of the assets of Seller related to an online platform for creators and consumers focused on culinary content, including the name “Food Channel” and all intellectual property related to the Business. See Note 2.

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

Cash

The Company maintains its accounts at four financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable, Net

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and credit losses based upon historical experience and its evaluation of the current status of receivables and an evaluation of a reasonable forecast of future events. Accounts considered uncollectible are written off against the allowance. As of December 31, 2025 and December 31, 2024 there was approximately $0 and $13,000 in the allowance for credit losses, respectively.

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

Intangibles

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives. Useful lives on definite-lived intangible assets range from five to nine years. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, trademarks, content library, customer relationships and developed technologies. Intangible assets, including internally developed software, are subject to annual impairment tests or upon triggering event and no impairments were recorded for the years presented.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2025, the Company recognized approximately $34 million in impairment of goodwill. The Company had no balance of goodwill for the year ended December 31, 2024.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of December 31, 2025 and 2024, the Company had recorded an inventory allowance of approximately $123,000 and $0, respectively.

Deferred Offering Costs

Deferred offering costs primarily consist of legal fees and any other fees relating to the Company’s At-The-Market Offering, which became effective in October 2025. The deferred offering costs will be capitalized as incurred and will be offset against the sale of common stock over the period of the Company’s offering.

Investment in Equity Securities

The Company accounts for equity investments in public companies by adjusting the fair value at each reporting period based on the readily determinable fair value.

At December 31, 2024, the Company held one investment in Venu Holding Corp, previously known as Notes Live, Inc. The Company did not hold any investments in equity securities as of December 31, 2025.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents the percentages of total revenue disaggregated by sales channels for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
	2025	2024
Wholesale	0.3%	15.2%
Direct to consumer	12.7%	84.8%
E-commerce	71.0%	—%
Subscriptions	16.0%	—%
Total revenue	100.0%	100.0%

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

Contract liabilities as of December 31, 2025, December 31, 2024, and January 1, 2024 were approximately $767,000, $2,000 and $3,000, respectively. The Company acquired contract liabilities totaling approximately $3.2 million in the Acquisition. Revenue recognized in the years ending December 31, 2025 and 2024 from contract liabilities as of December 31, 2024 and December 31, 2023 was approximately $2,000 and $3,000, respectively.

Receivables with customers as of December 31, 2025, December 31, 2024, and January 1, 2024, were $0, $6,966 and $172,101, respectively.

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

	December 31, 2025
	Level 1	Level 3	Total
Asset
Note receivable	$—	$199,000	$199,000
Liabilities
2025 August Convertible Note Payable	$—	$241,070	$241,070
2025 September Convertible Notes Payable	—	3,018,457	3,018,457

	December 31, 2024
	Level 1	Level 3	Total
Venu Holding Corp. (formerly known as Notes Live, Inc.)	$466,500	$—	$466,500

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at December 31, 2025 and 2024, due to the short maturity nature of these items.

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

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2025 or 2024, and as such, no interest or penalties were recorded to income tax expense. As of December 31, 2025 and 2024, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Gain/Loss on Extinguishment of Liabilities

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

The Company extinguished certain liabilities that resulted in a gain on extinguishment of liabilities of approximately $576,000 and $758,000 for the years ended December 31, 2025 and 2024, respectively.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2025 and 2024, was approximately $1,017,000 and $343,000, respectively, and were recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

The following outstanding potentially dilutive common shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,	December 31,
	2025	2024
Warrants	885,899	186,696
Preferred stock	277,391	889,614
Restricted stock units	3,057,005	—
Stock options	3,039	3,039
Total	4,223,334	1,079,349

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. ACQUISITIONS

Amaze Software

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the “Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., a Delaware corporation (“Amaze Software”), the stockholders of Amaze Software, and Aaron Day, solely in his capacity as the Holders’ Representative. Amaze Software is an end-to-end, creator-powered commerce platform offering tools for seamless product creation, advanced e-commerce solutions, and scalable managed services.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the Acquisition included 750,000 shares of the Company’s Series D Preferred Stock, plus Merger Warrants to purchase an aggregate of 464,469 shares of the Company’s common stock.

The Acquisition was recorded as a business combination on a valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and are significant to their fair value of the assets and liabilities (“Level 3” inputs). The following table details the approximate purchase price allocation as of the acquisition date:

Cash	$594,000
Accounts receivable	24,000
Prepaid expenses and other	1,198,000
Computer equipment, net	9,000
Intangibles	25,000,000
Goodwill	41,861,000
Accounts payable	(5,761,000)
Accrued expenses	(2,398,000)
Accrued sales tax	(2,961,000)
Accrued creator commission	(3,338,000)
Settlement payable	(1,312,000)
Deferred revenues	(3,166,000)
Note payable, current portion	(7,490,000)
Total net assets acquired	$42,260,000

Goodwill represents the excess of the purchase price consideration over the valuation of the net assets acquired.

2. ACQUISITIONS (continued)

Pro forma disclosure for the Amaze Software Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the year ended December 31, 2025, as if the Acquisition had taken place on January 1, 2025. The pro forma financial information is not necessarily indicative of the results of the operations as they would have been had the transactions been effected on the assumed date:

December 31, 2025
Revenues	$2,882,485
Net loss	(61,178,463)

Pro forma information for the period from January 1, 2024 to December 31, 2024 is not provided as assumptions about management’s intent surrounding significant estimates could not be independently substantiated.

Food Channel

On November 7, 2025 (“Closing Date”), Amaze Holdings, Inc., (the “Company” or “Amaze”), entered into an Asset Purchase Agreement (“the Purchase Agreement”) with Food Channel Amaze Company LLC, a wholly-owned subsidiary of the Company (“Purchaser”), Foodchannel.com LLC, a Missouri limited liability company (“Seller” or “Food Channel”), Solaris Media, Inc., a New York corporation (“Solaris”) and Intuience, LLC, a Missouri limited liability company (“Intuience,” and together with Solaris, the “Owners”). Subject to the terms and conditions of the Purchase Agreement, on November 7, 2025, Purchaser acquired all of the assets of Seller (as more particularly described in the Purchase Agreement, the “Acquired Assets”) related to an online platform for creators and consumers focused on culinary content (the “Business”), including the name “Food Channel” and all intellectual property related to the Business. The aggregate purchase price for the Acquired Assets is approximately $437,000, payable in the form of a convertible promissory note (the “Convertible Note”) valued at $408,000 with a face value of $650,000, and $29,000 of transaction expenses. The Convertible Note accrues interest at a rate of 4% per annum and is convertible at any time after issuance at a conversion price of $0.76 per share. On January 6, 2026, the outstanding principal amount and any accrued and unpaid interest on the Convertible Note converted into shares of the Company’s common stock at a conversion price equal to $0.76 per share. The purchase price is subject to a 10% holdback for indemnification claims for twelve months following the closing date.

The total purchase price as determined by the Company is approximately as follows:

	Estimated
	Fair Value	% of Total
Content library (IP)	$387,000	56.9%
Trademarks	272,000	40.0%
Goodwill	20,000	3.1%
Gross assets acquired	$679,000	100.0%

Based on guidance provided by ASC Topic 805, Business Combinations, the Company has recorded the Food Channel asset purchase as an asset acquisition due to the determination that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property (i.e., content library and trademarks) based on the Company’s internal valuation models. These models assigned value to the acquired intellectual property based on estimated future cash flows over the life of the respective patents and patent applications. Accordingly, the Company accounted for the acquisition of the purchased net assets as an asset acquisition.

The purchase consideration, plus transaction costs, was allocated to the individual assets according to their fair values as a percentage of the total fair value of the assets purchased, with no goodwill recognized. Based on the Company’s internal valuation performed, the total fair value of the net assets acquired was attributable to the content library (IP) and trademarks. The total purchase consideration was allocated based on the relative estimated fair value of such assets as follows:

	Estimated Fair Value	% of Total	Allocated Purchase Price	% of Total
Content library (IP)	$387,000	56.9%	$256,485	58.7%
Trademarks	272,000	40.0%	180,457	41.3%
Goodwill	20,000	3.1%	-	0.0%
Net assets acquired	$679,000	100%	$432,942	100.0%

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

During the periods presented, we reported our financial performance based on the following segments: Fresh Vine and Amaze Software. Amaze Holdings segment primarily represents the wine operations. Amaze Software segment primarily represents e-commerce and subscription service operations.

As of December 31, 2025 Amaze Holdings and Amaze Software had total segment assets of approximately $315,000 and $26.5 million, respectively. Total segment assets excludes goodwill of approximately $7.6 million. As of December 31, 2024 Amaze Holdings and Amaze Software had total assets of approximately $4.4 million and $0, respectively.

The table below presents information about reported segments for the years ended December 31, 2025 and 2024.

	Year ended December 31, 2025
	Amaze Holdings	Amaze Software	Total
Revenues	$123,991	$1,843,257	$1,967,148
Gross income (loss)	(142,101)	1,712,613	1,570,512
Operating loss	(3,882,632)	(50,510,801)	(54,393,433)

	Year ended December 31, 2024
	Amaze Holdings	Amaze Software	Total
Revenues	$299,065	$—	$299,065
Gross income (loss)	(5,819)	—	(5,819)
Operating loss	(3,124,908)	—	(3,124,908)

The segment Amaze Software was not part of the Company until the segment was acquired March 7, 2025. The Amaze Holdings segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition.

4. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. The Company recorded approximately $123,000 and $0 during the years ended December 31, 2025 and 2024, respectively, in inventory write down to net realizable value, which is recorded in cost of revenue in the consolidated financial statements. The finished goods inventory was approximately $47,000 and $212,000 as of December 31, 2025 and 2024, respectively. This inventory included a valuation reserve of approximately $123,000 and $0 as of December 31, 2025 and 2024, respectively.

	December 31, 2025	December 31, 2024
Inventory – finished goods	$46,595	$212,494

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consists approximately of the following at:

	December 31, 2025	December 31, 2024
Prepaid creator commissions	$9,000	$—
Payroll deposit	21,000	—
Employee advance	—	24,000
Prepaid insurance	47,000	7,000
Prepaid software	84,000	—
Vendor deposits	83,000	—
Other	147,000	3,000
Prepaids	391,000	34,000

VAT taxes	761,000	—
Security deposits	10,000	—
Total	$1,162,000	$34,000

6. NOTES RECEIVABLE

Amaze Software

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

EST Media

On December 15, 2025, the Company entered into a Convertible Subordinated Promissory Note (the “EST Media Note”) with EST Media, Inc. (“EST Media”), pursuant to which Amaze agreed to provide financing to EST Media in exchange for a subordinated convertible promissory note. Under the terms of the EST Media Note, Amaze advanced funds to EST Media that accrue interest and are payable at maturity unless earlier converted in accordance with the terms of the Note. The EST Media Note provides that, upon the closing of a qualified equity financing by EST Media that meets specified minimum financing thresholds (a “Qualified Financing”), the outstanding principal and accrued interest under the EST Media Note will automatically convert into shares of the same class of equity securities issued in such financing at a conversion price equal to the lesser of (i) 80% of the price per share paid by investors in the Qualified Financing or (ii) the price per share implied by a specified valuation cap. If a Qualified Financing does not occur prior to the maturity date, the outstanding principal and accrued interest become due and payable in cash, unless otherwise converted pursuant to the terms of the Note. In addition, upon certain change-of-control transactions involving EST Media, the holder may be entitled to receive a repayment amount equal to the outstanding principal plus a premium. The EST Media Note is unsecured, subordinated to certain senior indebtedness of EST Media, and includes customary representations, covenants, and events of default for transactions of this nature. As of December 31, 2025 the balance of the note receivable is $199,000.

7. EQUITY INVESTMENTS

In December 2023, the Company made a $500,000 investment for 50,000 shares of Class D common stock (formerly Class C common stock) of Venu Holdings Corporation (formerly known as Notes Live, Inc.). The Company recorded a realized loss of $54,760 and $0 and unrealized loss of $0 and $33,500 in the years ended December 31, 2025 and 2024, respectively. The Company transferred its investment in Venu Holdings Corporation to two convertible debt holders in April 2025 in connection with its outstanding debt obligations. The investment balance was $0 and $466,500 as of December 31, 2025 and 2024, respectively.

8. COMPUTER EQUIPMENT

Computer equipment approximately consisted of the following at:

	December 31, 2025	December 31, 2024
Computer equipment	$9,000	$—
Less: accumulated depreciation	(5,000)	—
Total	$4,000	$—

The Company has a useful life of 2-6 years for computer equipment. Depreciation was approximately $6,000 and $0 for the years ended December 31, 2025 and 2024, respectively.

9. INTANGIBLE ASSETS

Intangible assets that were acquired in connection with the acquisition transactions (Note 2):

	December 31, 2025	December 31, 2024
Trade name	$2,000,000	$—
Trademarks	185,000	—
Content library (IP)	257,000	—
Customer relationships	8,500,000	—
Developed technology	14,500,000	—
Less: accumulated amortization	(3,346,000)	—
	22,096,000	—
Internally developed software – in progress	158,000	—
Total	$22,254,000	$—

The Company has useful lives of 5-9 years for intangible assets. Amortization expense was approximately $3.3 million and $0 for the years ended December 31, 2025 and 2024, respectively.

10. ACCRUED EXPENSES

Accrued expenses approximately consists of the following at:

	December 31,	December 31,
	2025	2024
Sponsorship agreements	$-	$50,000
Accrued refunds	32,000	-
Accrued interest	390,000	-
Accrued credit card charges	-	10,000
Accrued Series A Preferred Stock dividends	205,000	195,000
Legal and professional	198,000	86,000
Investment deposit	-	167,000
Other accrued expenses	180,000	89,000
Total	$1,005,000	$597,000

11. DEBT

Set forth below is a summary of the Company’s outstanding debt obligations as of:

	December 31,	December 31,
	2025	2024
2024 convertible notes	$—	$600,000
August 2025 convertible notes	1,141,070	—
September 2025 convertible notes	3,018,457	—
FoodChannel convertible notes	650,000	—
Less: discount on convertible notes	(55608)	(167,895)
Total convertible notes, net of discount	4,753,919	432,105

2023 bridge notes	1,345,634	—
Blue Hawk, LLC promissory notes	950,000	—
2025 notes payable	120,000	—
Less: discount on notes	(44,727)	—
Total notes payable, net of discount	2,370,907	—

Total	$7,124,826	$432,105

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

On April 8, 2025, the Company transferred 50,000 shares of Class D common stock of its equity investment in Venu Holdings Corporation to the investors. The fair market value of $425,000 was applied as a partial repayment against the outstanding principal balance of the notes. As of December 31, 2025, the notes were paid in full.

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

11. DEBT (continued)

2025 Convertible notes

In May 2025, the Company entered into four convertible promissory notes (the “2025 Convertible Notes”) with unaffiliated accredited investors, pursuant to which the Company received an aggregate of $200,000 in gross proceeds. Each note was issued with a 20% original issue discount, resulting in a face value of $60,000 per note and a purchase price of $50,000 per note. The notes matured three months from issuance, with maturity dates of August 2, 2025 and August 23, 2025, respectively.

In June 2025, the Company entered into a convertible promissory note (the “2025 Convertible Notes”) with unaffiliated accredited investors, pursuant to which the Company received an aggregate of $25,000 in gross proceeds. The note was issued with a 20% original issue discount, resulting in a face value of $30,000 and a purchase price of $25,000. The notes matured three months from issuance, with a maturity on September 10, 2025.

The 2025 Convertible Notes are convertible at the option of the holders into shares of the Company’s common stock at a fixed conversion price of $11.50 per share, subject to adjustment for dilutive issuances and recapitalizations. Conversion is permitted following the later of (i) 90 days from issuance and (ii) the date on which the Company receives requisite shareholder and NYSE American approval for the issuance of conversion shares.

Each note includes a default interest of 12%, which is deferred and applied retroactively if the notes are not repaid by maturity. As of December 31, 2025 the notes were paid in full.

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

Key terms of the remaining note is summarized as follows:

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

2025 OID Notes

In February 2025, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $3,300,000 of Secured Original Issue Discount Promissory Notes (the “2025 OID Notes”) with original issuance discount of 10%. At the initial closing, the Company sold $1,650,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,500,000. In April 2025, the Company sold $1,100,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,000,000. The 2025 OID Notes bear no interest unless an event of default occurs and mature on November 6, 2025. The 2025 OID Notes are secured by certain accounts of the Company pursuant to a pledge agreement that was entered into in connection with the issuance of the 2025 OID. These notes were exchanged for convertible notes in September 2025. See “September 2025 Convertible Notes”.

11. DEBT (continued)

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

In accordance with ASC 470-50-40-2, the Company treated the Original Notes as extinguished and recognized a $168,646 loss on debt extinguishment in other income (expense) on the consolidated statement of operations for the year ended September 30, 2025 determined by the sum of the fair value of the A&R Notes in excess of the carrying value of the Original Notes. The Company determined the valuation of the A&R Notes in the amount of $1,200,000 utilizing a Monte Carlo simulation model as of the date the A&R Notes were issued utilizing a $3.33 share price and considering various probability outcomes at various measurement dates.

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

For the year ended December 31, 2025 the Company recorded $58,930 related to the change in fair value of the FVO A&R Note and interest expense, which was recognized in other income (expense) in the consolidated statements of operations.

The following table presents the change in fair value of the FVO A&R Note for the periods identified, as a level 3 financial instrument:

Balance, January 1, 2025	$—
FVO A&R Note issued	300,000
Change in fair value	(58,930)
Balance, December 31, 2025 – FVO A&R Note	$241,070

Upon issuance of the Second A&R Note, the Company capitalized $50,000 of OID as debt discount which is amortized over the life of the Second A&R Note.

Interest expense on the Second A&R Note totaled $53,851 for the years ended December 31, 2025, comprised of $18,591 for the amortization of debt discount and $35,260 for coupon interest.

11. DEBT (continued)

The following table presents the Second A&R Note as of December 31, 2025:

Second A&R Note principal	$900,000
Debt discount (OID)	(31,409)
Carrying value of A&R Notes	868,591
Plus: accrued interest	41,510
Total A&R Notes and accrued interest	$910,101

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

In accordance with ASC 470-50-40-2, the Company treated the Prior Notes as extinguished and recognized a $130,271 loss on debt extinguishment in other income (expense) on the consolidated statements of operations for the year ended December 31, 2025 determined by the sum of the fair value of the New Convertible Notes in excess of the carrying value of the Prior Notes. The Company determined the valuation of the New Convertible Notes in the amount of approximately $3.0 million at December 31, 2025 and recognizing a change in fair value of the New Convertible Notes of approximately $375,000 during the year ended December 31, 2025 utilizing a Monte Carlo simulation model as of the date the New Convertible Notes were issued considering various probability outcomes at various measurement dates.

The New Convertible Notes are senior secured obligations of the Company and will mature on March 11, 2026. The Company is currently in negotiations to extend the maturity date. The New Convertible Notes bear interest at an annual rate of 7%, payable on the first trading day each month. The Company may extend the maturity date for six months, upon which the principal and accrued and unpaid interest will be increased to 110% of the total principal and all accrued and unpaid interest as of the original maturity date. The New Convertible Notes have an initial conversion price of $2.33 per share, subject to adjustment for subsequent lower price issuances or deemed issuances by the Company as well as stock splits, combinations, stock dividends and reclassifications. The New Convertible Notes are convertible at any time after the issuance date. If the Company receives a conversion notice at a time when the conversion price is less than the floor price, the Company will issue a number of shares equal to the conversion amount divided by the floor price and pay the economic difference between the applicable conversion price (without regard to the floor price) and such floor price in cash. The floor price is $1.50, subject to adjustment for stock splits, combinations, stock dividends and reclassifications.

The New Convertible Promissory Notes contain a 9.99% maximum beneficial ownership limitation, and customary provisions regarding events of defaults and negative covenants.

Under the New Convertible Notes, the investors have the right to participate in any subsequent financing (other than an at-the-market offering or equity line of credit) by exchanging a portion of such investor’s New Convertible Note on a pro rata basis of up to 100% of the securities or instruments being offered and sold in such financing, at a 20% discount. In addition, if while the New Convertible Note is outstanding the Company receives cash proceeds from any financing, the Company is required to prepay the principal and accrued and unpaid interest thereon within one trading day thereof, in an amount equal to the investor’s pro rata portion of 30% of the net proceeds received by the Company in such financing. However, such prepayment will not apply to (i) the first $1,500,000 of net proceeds received by the Company after September 11, 2025 pursuant to the Securities Purchase Agreement dated May 6, 2025 between the Company and C/M Capital Master Fund, LP, (ii) the proceeds received under the Securities Purchase Agreement dated August 7, 2025 between the Company and Parler Cloud Technologies, LLC and (iii) the first $2,500,000 of net proceeds received by the Company in an at-the-market offering (the “Continuing Offering Thresholds”). If the closing price of the Company’s common stock falls below 50% of the floor price, then the Continuing Offering Thresholds will cease to apply and the prepayment amount will increase to 50% from 30% of the net proceeds.

11. DEBT (continued)

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

For the years ended December 31, 2025 the Company recorded a $374,778 related to the change in fair value of the New Convertible Notes and interest expense, which was recognized in other income (expense) in the consolidated statements of operations.

The following table presents the New Convertible Notes as of December 31, 2025, as level 3 financial instruments:

Balance, January 1, 2025	$—
New convertible notes issued	4,143,235
Payments	(750,000)
Change in fair value	(374,778)
Balance, December, 2025 – Convertible Notes FVO	$3,018,457

As part of the Acquisition of Amaze Software, the Company assumed the following debt:

2023 Bridge Notes

These notes were assumed in the Amaze Software Acquisition, see Note 2. As of December 31, 2025, the principal balance of this debt was approximately $1.3 million which includes a 200% return on the principal sum. These 2023 Bridge Notes carry an interest rate of 10% and are due on demand after March 8, 2026. The 2023 Bridge Notes may be prepaid without penalty. The accrued interest balance as of December 31, 2025 is approximately $111,000.

Blue Hawk, LLC notes payable

These notes were assumed in the Acquisition, see Note 2. As of December 31, 2025, the principal balance of this debt is $950,000 and carries an interest rate of $8%. These notes are currently due on demand and a demand has been received by the Company on July 25, 2025.

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

Principal maturities of the Company’s debt obligations are approximately:

Years Ending December 31,	Amount
2026	$7,225,000
2027	—
2028	—
2029	—
Total	$7,225,000

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

Each holder of a share of Series A Preferred Stock is entitled to receive dividends payable, subject to certain conditions, in cash or shares of common stock (“Dividend Shares”) valued as either (i) the then applicable conversion price, or (ii) 50% of the then current market price of the Company’s common stock, at the dividend rate of 12% per annum. Dividends are cumulative and will be payable on July 31st of each year. The dividend was not paid as of July 31, 2024, and the dividend rate increased to 24% per annum. However, the Company may not pay dividends by issuing Dividend Shares if and to the extent that the issuance of such Dividend Shares, when added to all Conversion Shares previously issued upon prior conversions of Series A Preferred Stock and previously issued Dividend Shares (if any), would exceed the Exchange Share Cap or result in a Series A Preferred Stock holder beneficially owning shares of common stock in excess of the Individual Holder Share Cap, in each case unless the Company obtains stockholder approval for such issuances.

12. STOCKHOLDERS’ EQUITY (continued)

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

The Series A Preferred Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends, net of amounts converted to common stock, that the Company is legally obligated to pay at:

	December 31, 2025	December 31, 2024
Series A preferred stock	$204,567	$195,206

The following activity is related to Series A Preferred Stock converted during the years ended below:

	December 31,	December 31,
	2025	2024
Series A Preferred Stock converted shares	4,850	650
Series A Preferred Stock dividends converted	$157,772	$9,717

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

12. STOCKHOLDERS’ EQUITY (continued)

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

The issuance activity of the Series B Preferred Stock for the years ended:

	December 31,	December 31,
	2025	2024
Series B Preferred Stock shares issued	—	50,000
Net proceeds	$—	$4,751,137

12. STOCKHOLDERS’ EQUITY (continued)

The following activity is related to Series B Preferred Stock converted during the years below:

	December 31,	December 31,
	2025	2024
Series B Preferred Stock shares converted	44,750	—

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

During the first quarter of 2025, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company agreed to sell in a private placement shares of Series C Preferred Stock at a purchase price of $100.00 per share, plus warrants to purchase common stock at an exercise price of $17.25 with 100% warrant coverage. As of December 31, 2025, 8,550 shares of Series C Preferred Stock and warrants have been sold for a total in gross proceeds of $855,000.

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

12. STOCKHOLDERS’ EQUITY (continued)

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

The issuance activity of the Series C Preferred Stock for the years ended:

	December 31,	December 31,
	2025	2024
Series C Preferred Stock shares issued	8,550	—
Net proceeds	$785,067	$—

The following activity is related to Series C Preferred Stock converted during the years ended:

	December 31,	December 31,
	2025	2024
Series C Preferred Stock shares converted	3,200	—

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

12. STOCKHOLDERS’ EQUITY (continued)

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

The issuance activity of the Series D Preferred Stock for the years ended:

	December 31,	December 31,
	2025	2024
Series D Preferred Stock shares issued	750,000	—

The following activity is related to Series D Preferred Stock converted during the years ended:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Series D Preferred Stock shares converted	750,000	—

Preferred Stock Liquidation Rights

Preferred stock carries certain preference rights related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. With respect to distributions upon liquidation of the Company, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock rank senior to the Series D Preferred Stock and common stock and rank equally among themselves. As of December 31, 2025, the liquidation preference of the preferred stock is as follows: first, Series A Preferred Stock with a preference value of approximately $880,000, which includes cumulative accrued unpaid dividends of approximately $205,000, Series B Preferred Stock with a preference value of approximately $788,000 and Series C Preferred Stock with preference value of $535,000, each ranking equally upon liquidation. As of December 31, 2024, the liquidation preference of the preferred stock was as follows: first, Series A Preferred Stock with a preference value of approximately $1.6 million, which includes cumulative accrued unpaid dividends of approximately $195,000, and Series B Preferred Stock with a preference value of $7,500,000, each ranking equally.

Securities Purchase Agreement (equity line of credit)

On May 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell from time to time to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of the Company’s common stock and (ii) the Exchange Cap (as defined in the agreement), subject to certain conditions and limitations contained in the Purchase Agreement. As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company agreed to issue to the Purchaser (i) on the date of the Purchase Agreement, 26,630 shares of common stock and (ii) after the date of the Purchase Agreement, a number of shares of Common Stock equal to $262,500, issuable on a pro rata basis simultaneously with the delivery of any shares of Common Stock purchased under the Purchase Agreement (the “Commitment Shares”). During the year ended December 31, 2025, the Company sold 12,859,000 shares of common stock under the Purchase Agreement for total gross proceeds of approximately $9.6 million and issued 143,446 shares to the Purchaser as Commitment Shares.

At-The-Market Offering

On October 15, 2025, the Company launched an -at-the-market offering of up to $6,959,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement (“ATM Agreement”) between the Company and Ladenburg Thalmann & Co. Inc. The ATM Agreement was amended in November 2025 and increased to up to $18,106,838 worth of shares of the Company’s common stock. During the year ended December 31, 2025, pursuant to the agreement, the Company sold 12,152,767 shares of common stock through Ladenburg for aggregate proceeds to the Company of $7.8 million.

13. EQUITY-BASED COMPENSATION

Restricted Stock Units

In December 2025, the Company granted 2,431,385 restricted stock units to executives of the Company and 834,164 restricted stock units to its board members. The Company recognized approximately $94,000 in equity-based compensation on restricted stock units for the year ended December 31, 2025. These restricted stock units have vesting periods over the next three years.

Restricted stock unit activity as of and for the years ended December 31, 2025 and 2024 was as follows

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	—	—
Granted	—	—
Vested or released	—	—
Forfeited	—	—
Outstanding at December 31, 2024	—	—
Granted	3,265,548	1.46
Vested or released	(208,544)	—
Forfeited	—	—
Outstanding at December 31, 2025	3,057,004	1.52

Shares of Restricted Stock

In 2025, employees and contractors were granted a total of 615,405 shares of restricted stock. The restricted stock award vested 100% on December 13, 2025.

Total equity-based compensation expense related to shares of restricted stock issuances was $2,067,061 and $0 for the years ended December 31, 2025 and 2024, respectively.

Restricted stock activity for the years ended December 31, 2025 and 2024 was as follows:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	20,000	0.00
Granted	—	—
Vested or released	(20,000)	—
Forfeited	—	—
Outstanding at December 31, 2024	—	0.00
Granted	615,405	0.50
Vested or released	(615,405)	—
Forfeited	—	—
Outstanding at December 31, 2025	—	—

13. EQUITY-BASED COMPENSATION (continued)

Stock Options

Stock option activity for the years ended December 31, 2025 and 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	19,416	$204.24	8.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,377)	—	—
Outstanding at December 31, 2024	3,039	$69.92	7.67
Granted	—	—	—
Exercised	—	—	—
Forfeited		—	—
Outstanding at December 31, 2025	3,039	$69.92	6.67

Exercisable at December 31, 2025	3,039	$69.92	6.67

Equity-based compensation expense totaling $0 and $6,259 has been recognized relating to these stock options during 2025 and 2024, respectively.

Warrants

As disclosed in Note 11, 13,043 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock. In 2024 the Company issued 32,175 warrants in connection with the 2024 Convertible Notes described in Note 10.

The Company granted 699,204 warrants in connection with the issuance of Series C Preferred Stock, Series D Preferred Stock, and debt agreements.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	141,477	$37.03	4.16
Granted	45,218	9.89	5.20
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2024	186,695	$30.59	3.65
Granted	699,204	16.93	5.00
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2025	885,899	$19.79	3.93

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

14. INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Current	$—	$—
Deferred	—	—
Total	$—	$—

No income tax benefit was recorded for the years ended December 31, 2025 and 2024 due to net losses and recognition of a valuation allowance. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ending December 31:

14. INCOME TAXES (continued)

	2025		2024
Tax expense (benefit) at statutory rate	$(11,559,000)	21.0%	$(532,000)	21.0%
State income tax expense (benefit), net of federal tax effect	(539,000)	1.0%	(64,000)	2.5%
Permanent Differences:
Goodwill amortization	715,000	-1.3%	—	—%
Goodwill impairment	7,539,000	-13.7%	—	—%
Original issue discount	47,000	-0.1%	—	—%
Nondeductible expenses	8,000	0.0%	—	—%
Change in valuation allowance on deferred tax assets	3,761,000	-6.8%	620,000	-24.5%
Stock award forfeiture	—	—%	—	—%
Change in deferred tax rate	28,000	-0.1%	22,000	-0.9%
Return to provision adjustments	—	—%	(46,000)	1.8%
Income tax expense (benefit)	$—	0.0%	$—	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2025 and 2024. The valuation allowance increased $14.5 million related to the existing valuation allowance recorded against deferred tax assets from Amaze Software, Inc. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Deferred revenue	$169,000	$—
Amortization	(16,000)	1,000
Stock based compensation	667,000	117,000
Net operating losses	23,028,000	6,442,000
Inventory reserve	27,000	—
Accrued expenses	528,000	285,000
Allowance for bad debt and credit losses	—	3,000
Unrealized loss on investments	—	8,000
Unrealized loss on currency exchange	1,000	—
Accrued compensation	844,000	—
Accrued refunds	7,000	—
Research & experimentation expenditures	5,000	—
Note payable fair value adjustment	(117,000)	—
Prepaid expenses	—	(2,000)
Depreciation	(1,000)	—
Valuation allowance	(25,142,000)	(6,854,000)
Net deferred tax assets:	$—	$—

At December 31, 2025, the Company had federal and state net operating loss carry forwards of approximately $102.7 million and $22.6 million, respectively. At December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $27.2 million and $10.5 million, respectively. The net operating loss carry forwards have no expiration.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2025 and 2024, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal or state income tax examinations. The Company’s federal, state and local income tax returns are subject to examination by taxing authorities for the three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2024, 2023 and 2022 remain open to examination. Prior to the Company’s December 2021 conversion to a corporation, the Company was a limited liability company and therefore was a disregarded legal entity for income tax purposes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expense.

15. CUSTOMER CONCENTRATION

For the year ended December 31, 2025, there was no customer concentration for the Company. For the year ended December 31, 2024, approximately 80% of the Company’s wholesale revenue came from four customers and these customers accounted for 25% of accounts receivable at December 31, 2024.

16. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there was $309,333 outstanding under these agreements.

17. LEGAL PROCEEDINGS

Timothy Michaels v. Amaze Holdings, Inc.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. On November 21, 2025, the Company tendered full payment of the judgment based on calculations of Mr. Michaels’ former counsel, but Mr. Michaels refused to recognize satisfaction of the judgment. On February 2, 2026, the Company filed a motion to compel satisfaction of the judgment and shortly thereafter tendered an additional $25,000 for post-judgment interest. On March 9 and 10, 2026, the Company filed motions to compel satisfaction of the same judgment docketed in California and to quash subpoenas served there. All motions remains pending at this time. At December 31, 2025 and December 31, 2024, approximately $27,000 and $485,000, respectively, was accrued as a settlement payable.

17. LEGAL PROCEEDINGS (continued)

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands $868,513.34 in unpaid rent plus attorneys’ fees On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025. On February 13, 2026, the Court granted Plaintiff’s second motion for summary judgment and awarded liquidated damages in the amount of $1,311,98.53, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. On March 20, 2026, Amaze requested that the Court reduce the award by approximately $205,000 in unreasonable fees and costs. Amaze plans to appeal the decision when it becomes final. At December 31, 2025, approximately $1.3 million was accrued as a settlement payable.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. The litigation is in its early stages and the parties will soon be conducting discovery. In November 2025, the Company settled the lawsuit for an undisclosed amount with monthly payments to be made through September 2026.

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

Baron App, Inc. dba Cameo v. Amaze Holding Company LLC

Amaze Holding Company LLC is the Defendant in Baron App, Inc., dba Cameo v. Amaze Holding Company LLC, Case No. 30-2025-01486631-CU-BC-NJC, in the Superior Court of California, County of Orange. Plaintiff filed the Complaint on May 30, 2025. Plaintiff alleges breach of contract and damages in subject to proof in excess of $140,000. Mercer Oak filed the Company’s Answer and Affirmative Defenses on July 15, 2025. An initial Case Management Conference took place October 28, 2025. The parties have started discovery. As of March 2026, the parties have reached a tentative settlement, which they are working to document. At December 31, 2025, approximately $140,000 was accrued as a settlement payable.

18. SUBSEQUENT EVENTS

G&I IX Aviation LLC v. Teespring, Inc. et al.

The Company’s subsidiary, Amaze Holding Company LLC, is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. On February 13, 2026, the court granted plaintiff G&I IX Aviation LLC’s motion for summary judgment and awarded liquidated damages in the amount of $1,311,986, plus court costs and reasonable attorney fees in an amount to be determined, to be paid jointly and severally by Teespring Inc. and Amaze Holding Company, LLC. The Company believes it has meritorious grounds for, and intends to, appeal. This matter relates to historical contractual obligations and does not involve the Company’s current operating initiatives. The Company continues to evaluate the potential impact of the ruling and does not expect the matter to alter its ongoing strategic execution while the appeal process is underway.

