Form 10-Q
period 2026-03-31
AMAZE HOLDINGS, INC.
filed 2026-05-15
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 001-41147

Amaze Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-3905007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 Paularino Avenue, Suite D-200	Costa Mesa, CA 92626
(Address of principal executive offices)	(Zip Code)

(888) 672-0365

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	AMZE	NYSE American

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, the registrant had 58,785,990 shares of common stock outstanding.

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

The forward-looking statements contained herein are only predictions based on our current expectations and projections about future events. and trends that we believe may affect our business, financial condition and results of operations. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this report represent our views as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise, and we do not intend to do so. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the heading “Risk Factors” and other reports we file with the SEC.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$849,856	$2,874,710
Note receivable, net of allowance	—	199,000
Inventories, net	43,712	46,595
Prepaid expenses and other	1,109,446	1,163,078
Deferred offering costs	91,944	105,973
Interest receivable	4,623	698
Total current assets	2,099,581	4,390,054

Other assets
Fixed assets, net	2,162	3,673
Intangible assets, net	21,354,187	22,254,379
Right of use asset	142,855	—
Goodwill	7,565,680	7,565,680
Total other assets	29,064,884	29,823,732

Total assets	$31,164,465	$34,213,786

Liabilities, and stockholders’ equity
Current liabilities
Accounts payable	$7,059,440	$6,403,888
Accrued compensation	802,683	647,098
Accrued creator commissions	3,492,907	3,363,959
Settlement payable	1,600,751	1,714,385
Accrued expenses	600,912	1,004,540
Accrued expenses - related parties	309,333	309,333
Accrued sales tax	3,145,636	3,109,334
Deferred revenue	806,154	767,436
Convertible notes payable, net of discount	4,399,585	4,753,919
Notes payable, current portion, net of discount	1,985,430	2,370,907
Operating lease, current portion	66,718	—
Total current liabilities	24,269,549	24,444,799

Long-term liabilities
Operating lease, net of current portion	82,239	—

Total liabilities	24,351,788	24,444,799

Commitments and contingencies – Note 16

Stockholders’ equity
Series A preferred stock, $0.001 par value – 10,000 shares authorized at March 31, 2026 and December 31, 2025; 2,500 and 4,500 shares issued and outstanding at March 31, 2026 and December 31, 2025, preference in liquidation of $388,900 and $879,567 at March 31, 2026 and December 31, 2025, respectively	3	5
Series B preferred stock, $0.001 par value – 50,000 shares authorized at March 31, 2026 and December 31, 2025; 1,400 and 5,250 shares issued and outstanding at March 31, 2026 and December 31, 2025, preference in liquidation of $210,000 and $787,500 at March 31, 2026 and December 31, 2025, respectively	1	5
Series C preferred stock, $0.001 par value – 100,000 shares authorized at March 31, 2026 and December 31, 2025; 5,350 shares issued and outstanding at March 31, 2026 and December 31, 2025; preference in liquidation of $535,000 at March 31, 2026 and December 31, 2025	6	6
Common stock, $0.001 par value - 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 40,526,227 and 31,470,900 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	40,530	31,474
Additional paid-in capital	96,891,798	94,228,684
Accumulated deficit	(90,119,661)	(84,491,187)
Total stockholders’ equity	6,812,677	9,768,987

Total liabilities and stockholders’ equity	$31,164,465	$34,213,786

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net revenues	$469,053	$60,214
Cost of revenues	35,658	62,790
Gross income (loss)	433,395	(2,576)

Selling, general and administrative expenses	4,532,182	1,886,743
Equity-based compensation	159,583	—
Depreciation and amortization	1,043,586	558
Operating loss	(5,301,956)	(1,889,877)

Other income (expense)
Other income	20,888	27,240
Interest expense	(137,874)	(240,872)
Unrealized loss on equity investment	—	(4,000)
Change in fair value of convertible debt	(259,852)	—
Gain on extinguishment of liabilities	68,920	18,301
Total other income (expense)	(307,918)	(199,331)

Net loss	(5,609,874)	(2,089,208)
Series A preferred dividends	18,600	56,100
Net loss attributable to common stockholders	$(5,628,474)	$(2,145,308)

Weighted averages shares outstanding
Basic	35,796,181	726,669
Diluted	35,796,181	726,669

Net loss per share - basic	$(0.16)	$(2.95)
Net loss per share - diluted	$(0.16)	$(2.95)

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Month Periods Ended March 31, 2026 and 2025

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,350	$9	50,000	$50	—	$—	—	$—	16,713,398	$16,713	$30,620,875	$(29,158,801)	$1,478,846
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(56,100)	(56,100)
Issuance of Series C preferred stock and warrants	—	—	—	—	6,150	6	—	—	—	—	581,949	—	581,955
Issuance of Series D preferred stock and warrants	—	—	—	—	—	—	750,000	750	—	—	74,999,250	—	75,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,208)	(2,089,208)
Balance, March 31, 2025	9,350	$9	50,000	$50	6,150	$6	750,000	$750	16,713,398	$16,713	$106,202,074	$(31,304,109)	$74,915,493

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	4,500	$5	5,250	$5	5,350	$6	—	$—	31,470,900	$31,474	$94,228,684	$(84,491,187)	$9,768,987
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(18,600)	(18,600)
Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	2,372,796	2,373	379,074	—	381,447
Common stock issued under At-The-Market Offering	—	—	—	—	—	—	—	—	3,024,224	3,024	1,264,510	—	1,267,534
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	17,796	18	(18)	—	—
Conversion of Series A preferred stock and accrued dividends	(2,000)	(2)	—	—	—	—	—	—	1,646,837	1,647	207,622	—	209,267
Conversion of Series B preferred stock	—	—	(3,850)	(4)	—	—	—	—	1,166,666	1,167	(1,163)	—	—
Conversion of convertible notes payable	—	—	—	—	—	—	—	—	775,361	775	653,558	—	654,333
Equity-based compensation	—	—	—	—	—	—	—	—	51,647	52	159,531	—	159,583
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,609,874)	(5,609,874)
Balance, March 31, 2026	2,500	$3	1,400	$1	5,350	$6	—	$—	40,526,227	$40,530	$96,891,798	$(90,119,661)	$6,812,677

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(5,609,874)	$(2,089,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	80,541	183,857
Depreciation and amortization expense	1,043,586	558
Amortization of right of use asset	11,020	—
Unrealized loss on equity investment	—	4,000
Change in fair value of convertible notes payable	259,852	—
Gain on extinguishment of liabilities	(68,920)	(18,301)
Equity-based compensation	159,583	—
Allowance for doubtful accounts	199,000	(3,927)
Changes in operating assets and liabilities
Accounts receivable	—	5,054
Accounts receivable – other	—	(48,213)
Inventories	2,883	13,868
Prepaid expenses and other	53,632	127,027
Interest receivable	(3,925)	(41,293)
Accounts payable	724,472	(300,293)
Accrued compensation	155,585	29,878
Accrued creator commissions	128,948	45,155
Settlement payable	(113,634)	108,166
Accrued expenses	(208,627)	104,694
Accrued sales tax	36,302	20,861
Deferred revenue	38,718	503,491
Operating lease	(4,918)	—
Net cash used in operating activities	(3,115,776)	(1,354,626)

Cash flows from investing activities
Cash acquired through acquisition (Note 2)	—	591,686
Capitalized internally developed software	(141,883)	—
Issuance of note receivable	—	(900,000)
Net cash used in investing activities	(141,883)	(308,314)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	—	1,500,000
Repayment of debt	(430,204)	—
Deferred offering costs	14,029	(8,328)
Issuance of common stock from Equity Line of Credit, net of issuance costs	381,447	—
Issuance of common stock from At-The-Market Offering, net of issuance costs	1,267,533	—
Proceeds from issuance of Series C preferred stock – net of issuance costs	—	499,935
Net cash provided by financing activities	1,232,805	1,991,607

Net increase (decrease) in cash	(2,024,854)	328,667

Cash - beginning of period	2,874,710	155,647

Cash - end of period	$849,856	$484,314

Supplemental disclosure of non-cash investing and financing activities
Series A preferred dividends converted to common stock	$209,267	$—
Right of use asset obtained in exchange for operating lease	$153,875	$—
Convertible notes converted to common stock	$654,333	$—
Acquisition through issuance of Series D and Merger Warrants	$—	$75,000,000
Accrued expenses converted to Series C and warrants	$—	82,020
Forgiveness of note receivable and interest with note payable and interest from Acquisition	$—	$4,478,181
Accrued Series A dividends	$18,600	$56,100

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Effective March 24, 2025, Fresh Vine Wine, Inc. was renamed “Amaze Holdings, Inc.” (“Amaze”). Amaze Holdings, Inc. and its condensed consolidated subsidiaries (the “Company,” “our,” “we”), is an innovative software company dedicated to empowering creators by providing comprehensive software solutions and services that facilitate e-commerce, social commerce, integrated commerce selling experiences, and the distribution of a premium wine brand. The Company is a Nevada corporation. In March 2025, the Company completed the acquisition of Amaze Software, Inc., see Note 2.

Principles of Consolidation and Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for the Company and its consolidated subsidiaries. The Company consolidates entities in which we have a controlling financial interest, typically the result of a majority voting interest. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements.

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $90 million as of March 31, 2026. Cash flows used in operating activities were approximately $3.1 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had approximately $22.2 million working capital deficit, inclusive of approximately $850,000 in cash.

The Company received net proceeds of approximately $0.4 million from the Equity Line of Credit (“ELOC”) and $1.3 million from the At-The-Market (“ATM”) offering during the three months ended March 31, 2026.

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

The Company will need additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional proceeds pursuant to the ELOC and ATM and the receipt of proceeds from expected sales, the Company projects that the existing cash balance will be sufficient to fund current operations into 2027, after which additional financing or capital may be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Asset Purchase Agreement of Foodchannel.com LLC

On November 7, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Food Channel Amaze Company LLC, a wholly-owned subsidiary of the Company (“Purchaser”), Foodchannel.com LLC, a Missouri limited liability company (“Seller”), Solaris Media, Inc., a New York corporation and Intuience, LLC, a Missouri limited liability company. Subject to the terms and conditions of the Asset Purchase Agreement, on November 7, 2025, Purchaser acquired all of the assets of Seller related to an online platform for creators and consumers focused on culinary content, including the name “Food Channel” and all intellectual property related to the Business. See Note 2.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowance for doubtful accounts, allowance for inventory obsolescence, capitalization of costs associated with internally developed software, debt accounted for under the fair value option, equity-based compensation for employees and non-employees, and the valuation of deferred tax assets.

Cash

The Company maintains its accounts at four financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable, Net

Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company estimates allowances for future returns and credit losses based upon historical experience and its evaluation of the current status of receivables and an evaluation of a reasonable forecast of future events. Accounts considered uncollectible are written off against the allowance. As of March 31, 2026 and December 31, 2025, there was $0 in the allowance for credit losses related to customer accounts receivable.

Computer Equipment

Computer equipment is stated at cost, less accumulated depreciation. Additions and improvements to computer equipment are capitalized at cost. Depreciation of owned assets are computed using the straight-line method over the estimated useful lives. The cost of assets sold or retired, and the related accumulated depreciation, are removed from the accounts and any resulting gains or losses are reflected in other income (expense) for the period. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangibles

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives. Useful lives on definite-lived intangible assets range from five to nine years. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, trademarks, content library, customer relationships and developed technologies. Intangible assets, including internally developed software, are subject to annual impairment tests or upon triggering event and no impairments were recorded for the periods presented.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. There was no impairment recognized during the three months ended March 31, 2026 and 2025.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of March 31, 2026 and December 31, 2025, the Company had recorded an inventory allowance of approximately $123,000.

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

The Company also generates revenue through membership in its wine club. Wine club members pay a monthly fee, which varies depending on level of membership, and are entitled to receive quarterly shipments of wine, free shipping, and discounts on other wine and merchandise purchased. The Company recognizes revenue for the monthly membership dues when the product is delivered. Any membership dues received before the product is delivered are recorded as deferred revenue on the Company’s balance sheet.

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

The following table presents the percentages of total consolidated revenue disaggregated by sales channels for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025
Wholesale	-%	4.7%
Direct to consumer	10.8%	65.3%
E-commerce	70.5%	(15.8)%
Subscriptions	18.7%	45.8%
Total revenue	100.0%	100.0%

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

Contract liabilities as of March 31, 2026, December 31, 2025, and January 1, 2025 were approximately $806,000, $767,000 and $2,000, respectively. Revenue recognized in the three months ending March 31, 2026 and 2025 from contract liabilities as of December 31, 2025 and December 31, 2024 was approximately $442,000 and $2,000, respectively.

Receivables with customers as of March 31, 2026, December 31, 2025, and January 1, 2025, were $0, $0 and $6,966, respectively.

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

	March 31, 2026
	Level 1	Level 3	Total
Liabilities
2025 August convertible note payable	$-	$273,199	$273,199
2025 September convertible notes payable	-	3,246,180	3,246,180

	December 31, 2025
	Level 1	Level 3	Total
Asset
Note receivable	$-	$199,000	$199,000
Liabilities
2025 August convertible note payable	$-	$241,070	$241,070
2025 September convertible notes payable	-	3,018,457	3,018,457

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at March 31, 2026 and December 31, 2025, due to the short maturity nature of these items.

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

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of March 31, 2026 or December 31, 2025, and as such, no interest or penalties were recorded to income tax expense. As of March 31, 2026 and December 31, 2025, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

See Note 12 for further discussion of equity-based compensation incurred in 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the Company recorded gains resulting from the extinguishment of certain liabilities of liabilities of approximately $69,000 and $18,000, respectively.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $602,000 and $7,000 for the three months ended March 31, 2026 and 2025, respectively, and are recorded in selling, general and administrative expenses in the condensed consolidated statement of operations.

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

The following outstanding potentially dilutive common shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31, 2026	December 31, 2025
Warrants	885,899	885,899
Preferred stock	121,871	277,391
Restricted stock units	3,157,008	3,057,005
Stock options	3,039	3,039
	4,167,816	4,223,334

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

The Company is an emerging growth company and has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provide in the JOBS Act.

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

2. ACQUISITION

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

Food Channel

On November 7, 2025 (“Closing Date”), the Company entered into the Asset Purchase Agreement with Food Channel Amaze Company LLC, a wholly-owned subsidiary of the Company (“Purchaser”), Foodchannel.com LLC, a Missouri limited liability company (“Seller” or “Food Channel”), Solaris Media, Inc., a New York corporation (“Solaris”) and Intuience, LLC, a Missouri limited liability company (“Intuience,” and together with Solaris, the “Owners”). Subject to the terms and conditions of the Asset Purchase Agreement, on November 7, 2025, Purchaser acquired all of the assets of Seller (as more particularly described in the Asset Purchase Agreement, the “Acquired Assets”) related to an online platform for creators and consumers focused on culinary content (the “Business”), including the name “Food Channel” and all intellectual property related to the Business. The aggregate purchase price for the Acquired Assets is approximately $437,000, payable in the form of a convertible promissory note (the “Convertible Note”) valued at $408,000 with a face value of $650,000, and $29,000 of transaction expenses. The Convertible Note accrues interest at a rate of 4% per annum and is convertible at any time after issuance at a conversion price of $0.76 per share. On January 6, 2026, the outstanding principal amount and any accrued and unpaid interest on the Convertible Note converted into shares of the Company’s common stock at a conversion price equal to $0.76 per share. The purchase price is subject to a 10% holdback for indemnification claims for twelve months following the closing date.

The total purchase price as determined by the Company is approximately as follows:

	Estimated	% of
	Fair Value	Total
Content library (IP)	$387,000	56.9%
Trademarks	272,000	40.0%
Goodwill	20,000	3.1%
Gross assets acquired	$679,000	100.0%

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

3. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower cost (calculated using the average cost method) or net realizable value. The Company recorded approximately $0 during the three months ended March 31, 2026 and 2025, in inventory write down to net realizable value. This inventory included a valuation reserve of approximately $123,000 as of March 31, 2026 and December 31, 2025, respectively. The finished goods inventory was as follows:

	March 31, 2026	December 31, 2025
Inventory – finished goods	$44,000	$47,000

4. PREPAIDS AND OTHER EXPENSES

Prepaid expenses and other approximately consists of the following at:

	March 31, 2026	December 31, 2025
Prepaid creator commissions	$9,000	$9,000
Payroll deposit	10,000	21,000
Prepaid insurance	17,000	47,000
Prepaid software	20,000	84,000
Vendor deposits	75,000	83,000
Other	198,000	148,000
Prepaids	329,000	392,000

VAT taxes	764,000	761,000
Security deposits	16,000	10,000
Total	$1,109,000	$1,163,000

5. NOTE RECEIVABLE

Amaze Software

The Company and Amaze Software entered into a forgivable promissory note (the “Amaze Forgivable Note”) effective October 28, 2024, under which the Company agreed to lend to Amaze Software the principal sum of up to $3.5 million to facilitate continued operations. The Amaze Forgivable Note bears interest at 6.00% per annum until the closing date of the Business Combination, see Note 2. If the Business Combination did not close, the interest rate would have increased to 12% per annum from the date that negotiations ceased. The unpaid principal plus accrued interest was due and payable on the date that is 9 months after the date on which the Company or Amaze Software, Inc. provided notice to the other that negotiations had ceased if the Business Combination did not close. Provided there was no event of default, the Amaze Note would be forgiven on the date the Business Combination Agreement closes. The Amaze Note was secured by all of the assets of Amaze Software’s subsidiary, Amaze Holding Company LLC. The balance of the note receivable and accrued interest was $3,536,888 as of December 31, 2024. Effective March 7, 2025, the Company and Amaze Software amended the Amaze Forgivable Note to reflect an increase in the principal amount to up to $4.4 million, and to permit forgiveness of the total principal amount of $4.4 million and accrued interest thereon as a result of the closing of the Acquisition. In March 2025, upon the completion of the Acquisition, this note receivable and related accrued interest was forgiven in connection with the derecognition of the note payable that was assumed in the Amaze Software business combination resulting in no net impact to the Company’s condensed consolidated statement of operations.

EST Media

On December 15, 2025, the Company entered into a Convertible Subordinated Promissory Note (the “EST Media Note”) with EST Media, Inc. (“EST Media”), pursuant to which Amaze agreed to provide financing to EST Media in exchange for a subordinated convertible promissory note. Under the terms of the EST Media Note, Amaze advanced funds to EST Media that accrue interest and are payable at maturity unless earlier converted in accordance with the terms of the Note. The EST Media Note provides that, upon the closing of a qualified equity financing by EST Media that meets specified minimum financing thresholds (a “Qualified Financing”), the outstanding principal and accrued interest under the EST Media Note will automatically convert into shares of the same class of equity securities issued in such financing at a conversion price equal to the lesser of (i) 80% of the price per share paid by investors in the Qualified Financing or (ii) the price per share implied by a specified valuation cap. If a Qualified Financing does not occur prior to the maturity date, the outstanding principal and accrued interest become due and payable in cash, unless otherwise converted pursuant to the terms of the Note. In addition, upon certain change-of-control transactions involving EST Media, the holder may be entitled to receive a repayment amount equal to the outstanding principal plus a premium. The EST Media Note is unsecured, subordinated to certain senior indebtedness of EST Media, and includes customary representations, covenants, and events of default for transactions of this nature. As of March 31, 2026, the Company recorded a 100% allowance for the note receivable of $199,000 as the Company deemed it uncollectible.

6. COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	March 31, 2026	December 31, 2025
Computer equipment	$9,000	$9,000
Accumulated depreciation	(7,000)	(5,000)
Total	$2,000	$4,000

The Company has a useful life of 2-6 years for computer equipment. Depreciation was approximately $2,000 and $600 for the three months ended March 31, 2026 and 2025, respectively.

7. INTANGIBLE ASSETS

Intangible assets that were acquired in connection with the acquisition transactions (Note 2):

	March 31, 2026	December 31, 2025
Trade name	$2,000,000	$2,000,000
Trademarks	185,000	185,000
Content library (IP)	257,000	257,000
Customer relationships	8,500,000	8,500,000
Developed technology	14,500,000	14,500,000
Less: accumulated amortization	(4,388,000)	(3,346,000)
	21,054,000	22,096,000
Internally developed software – in progress	300,000	158,000
Total	$21,354,000	$22,254,000

The Company has useful lives of 5-9 years for intangible assets. Amortization expense was approximately $1.0 million and $0 for the three months ended March 31, 2026 and 2025, respectively.

The Company’s estimated future amortization of intangible assets was approximately as follows:

Years Ending December 31, (unaudited)	Amount
2026 (remaining)	$3,126,224
2027	4,168,299
2028	4,168,299
2029	4,168,299
2030	1,798,649
Thereafter	3,624,230
Total	$21,054,000

8. ACCRUED EXPENSES

Accrued expenses approximately consists of the following at:

	March 31,	December 31,
	2026	2025
Accrued refunds	$32,000	$32,000
Accrued interest	158,000	390,000
Accrued Series A Preferred Stock dividends	14,000	205,000
Legal and professional	152,000	198,000
Other accrued expenses	245,000	180,000
Total	$601,000	$1,005,000

9. OPERATING LEASE

In January 2026, the Company entered into an operating lease agreement related to office space rental agreement in California. The Company also leases office space in Kentucky under a short-term lease ending in December 2026 in exchange for lease payments of approximately $2,000.

To determine the present value of minimum future lease payments for the operating lease at the inception of the lease, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determined the appropriate IBR by estimating the rate it would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a term comparable to the lease, using its recent secured borrowing costs as a starting point and adjusting for current risk-free Treasury yields and the specific lease term.

Individual components of the total lease cost incurred by the Company for the three months ended were approximately as follows:

	March 31,	March 31,
	2026	2025
Operating lease expense	$13,000	$-

Minimum rental payments under operating lease are recognized on a straight-line basis over the term of the lease.

The Company’s amount of future minimum lease payments under operating lease are as follows as of March 31, 2026:

Amount
Undiscounted future minimum lease payments:
2026 (nine months)	$55,224
2027	85,172
2028	21,771
2029	—
2030	—
Thereafter	—
Total	162,167
Amount representing imputed interest	(13,210)
Total operating lease liability	148,957
Current portion of operating lease liability	(66,718)
Total	$82,239

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	March 31,	March 31,
	2026	2025
Weighted-average remaining lease term	2 years	$-
Weighted-average discount rate	7.89%	-

10. NOTES PAYABLE

Set forth below is a summary of the Company’s outstanding notes payable as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
August 2025 convertible notes	$1,174,000	$1,141,000
September 2025 convertible notes	3,246,000	3,018,000
FoodChannel convertible notes	-	650,000
Less: discount on convertible notes	(20,000)	(56,000)
Total convertible notes, net of discount	4,400,000	4,753,000

2023 bridge notes	1,346,000	1,346,000
Blue Hawk, LLC promissory notes	639,000	950,000
2025 note payable	-	120,000
Less: discount on notes	-	(45,000)
Total notes payable, net of discount	1,985,000	2,371,000

Total	$6,385,000	$7,124,000

2025 Notes Payable

In July 2025, the Company entered into a subordinated secured promissory note with an unaffiliated accredited investor, resulting in gross proceeds of $100,000 and a total principal obligation of $120,000, reflecting original issue discount of $20,000. This note was paid in full as of March 31, 2026.

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

2025 OID Notes

In February 2025, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company agreed to sell up to an aggregate principal amount of $3,300,000 of Secured Original Issue Discount Promissory Notes (the “2025 OID Notes”) with original issuance discount of 10%. At the initial closing, the Company sold $1,650,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,500,000. In April 2025, the Company sold $1,100,000 aggregate principal amount of 2025 OID Notes, resulting in gross proceeds of $1,000,000. The 2025 OID Notes bear no interest unless an event of default occurs and mature on November 6, 2025. The 2025 OID Notes are secured by certain accounts of the Company pursuant to a pledge agreement that was entered into in connection with the issuance of the 2025 OID. These notes were exchanged for convertible notes in September 2025. See “September 2025 Convertible Notes.”

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

In accordance with ASC 470-50-40-2, the Company treated the Original Notes as extinguished and recognized a $168,646 loss on debt extinguishment in other income (expense) on the condensed consolidated statement of operations for the year ended December 31, 2025 determined by the sum of the fair value of the A&R Notes in excess of the carrying value of the Original Notes. The Company determined the valuation of the A&R Notes in the amount of $1,200,000 utilizing a Monte Carlo simulation model as of the date the A&R Notes were issued utilizing a $3.33 share price and considering various probability outcomes at various measurement dates.

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

Due to a certain embedded redemption feature upon an event of default within one of the A&R Notes that was required to bifurcated (the “FVO A&R Note”) the Company elected to account for the FVO A&R Note and all embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. As a result of electing the fair value option, $50,000 of OID related to the issuance of the FVO A&R Note was expensed immediately.

For the three months ended March 31, 2026 the Company recorded approximately $32,000 related to the change in fair value of the FVO A&R Note and interest expense, which was recognized in other income (expense) in the condensed consolidated statements of operations.

The following table presents the change in fair value of the FVO A&R Note for the periods identified, as a level 3 financial instrument:

Balance, January 1, 2026	$241,000
FVO A&R Note issued	-
Change in fair value	32,000
Balance, March 31, 2026 – FVO A&R Note	$273,000

Upon issuance of the Second A&R Note, the Company capitalized $50,000 of OID as debt discount which is amortized over the life of the Second A&R Note.

Interest expense on the Second A&R Note totaled approximately $33,000 for the three months ended March 31, 2026, comprised of approximately $12,000 for the amortization of debt discount and $21,000 for coupon interest.

The following table presents the Second A&R Note as of March 31, 2026:

Second A&R Note principal	$900,000
Debt discount (OID)	(20,000)
Carrying value of A&R Notes	880,000
Plus: accrued interest	62,000
Total A&R Notes and accrued interest	$942,000

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

In accordance with ASC 470-50-40-2, the Company treated the Prior Notes as extinguished and recognized a $130,271 loss on debt extinguishment in other income (expense) on the condensed consolidated statements of operations for the year ended December 31, 2025 determined by the sum of the fair value of the New Convertible Notes in excess of the carrying value of the Prior Notes. The Company determined the valuation of the New Convertible Notes in the amount of approximately $3.2 million at March 31, 2026 and recognizing a change in fair value of the New Convertible Notes of approximately $228,000 during the three months ended March 31, 2026 utilizing a Monte Carlo simulation model as of the date the New Convertible Notes were issued considering various probability outcomes at various measurement dates.

The New Convertible Notes are senior secured obligations of the Company and will mature on March 11, 2026, which was extended to April 30, 2026. The Company is currently in negotiations to extend the maturity date. The New Convertible Notes bear interest at an annual rate of 7%, payable on the first trading day each month. The Company may extend the maturity date for six months, upon which the principal and accrued and unpaid interest will be increased to 110% of the total principal and all accrued and unpaid interest as of the original maturity date. The New Convertible Notes have an initial conversion price of $2.33 per share, subject to adjustment for subsequent lower price issuances or deemed issuances by the Company as well as stock splits, combinations, stock dividends and reclassifications. The New Convertible Notes are convertible at any time after the issuance date. If the Company receives a conversion notice at a time when the conversion price is less than the floor price, the Company will issue a number of shares equal to the conversion amount divided by the floor price and pay the economic difference between the applicable conversion price (without regard to the floor price) and such floor price in cash. The floor price is $1.50, subject to adjustment for stock splits, combinations, stock dividends and reclassifications.

The New Convertible Promissory Notes contain a 9.99% maximum beneficial ownership limitation, and customary provisions regarding events of defaults and negative covenants.

Under the New Convertible Notes, the investors have the right to participate in any subsequent financing (other than an at-the-market offering or equity line of credit) by exchanging a portion of such investor’s New Convertible Note on a pro rata basis of up to 100% of the securities or instruments being offered and sold in such financing, at a 20% discount. In addition, if, while the New Convertible Note is outstanding, the Company receives cash proceeds from any financing, the Company is required to prepay the principal and accrued and unpaid interest thereon within one trading day thereof, in an amount equal to the investor’s pro rata portion of 30% of the net proceeds received by the Company in such financing. However, such prepayment will not apply to (i) the first $1,500,000 of net proceeds received by the Company after September 11, 2025 pursuant to the Securities Purchase Agreement dated May 6, 2025 between the Company and C/M Capital Master Fund, LP, (ii) the proceeds received under the Securities Purchase Agreement dated August 7, 2025 between the Company and Parler Cloud Technologies, LLC and (iii) the first $2,500,000 of net proceeds received by the Company in an at-the-market offering (the “Continuing Offering Thresholds”). If the closing price of the Company’s common stock falls below 50% of the floor price, then the Continuing Offering Thresholds will cease to apply and the prepayment amount will increase to 50% from 30% of the net proceeds.

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

Due to certain embedded features of the New Convertible Notes that were required to bifurcated, the Company elected to account for the New Convertible Notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. As a result of electing the fair value option, $173,534 of direct costs and fees related to the issuance of the New Convertible Notes were expensed immediately.

For the three months ended March 31, 2026, the Company recorded approximately $228,000 related to the change in fair value of the New Convertible Notes and interest expense, which was recognized in other income (expense) in the condensed consolidated statements of operations.

The following table presents the New Convertible Notes as of March 31, 2026, as level 3 financial instruments:

Balance, January 1, 2026	$3,018,000
New convertible notes issued	-
Payments	-
Change in fair value	228,000
Balance, March 31, 2026 – Convertible Notes FVO	$3,246,000

As part of the Acquisition of Amaze Software, the Company assumed the following debt:

2023 Bridge Notes

These notes were assumed in the Amaze Software Acquisition, see Note 2. As of March 31, 2026, the principal balance of this debt was approximately $1.3 million which includes a 200% return on the principal sum. These 2023 Bridge Notes carry an interest rate of 10% and the maturity date has been extended to December 31, 2026. The 2023 Bridge Notes may be prepaid without penalty. The Company expensed approximately $45,000 and $11,000 for discount amortization expense for the three months ending March 31, 2026 and March 31, 2025, respectively. Interest expense was approximately $12,000 and $3,000 for the three months ended March 31, 2026 and 2025, respectively. The accrued interest balance as of March 31, 2026 is approximately $90,000.

Blue Hawk, LLC notes payable

These notes were assumed in the Acquisition, see Note 2. As of March 31, 2026, the principal balance of this debt is approximately $640,000 and carries an interest rate of $8%. Interest expense for the three months ending March 31, 2026 and 2025, was approximately $15,000 and $5,000, respectively. These notes are currently due on demand, and a demand has been received by the Company on July 25, 2025.

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

Principal maturities of the Company’s debt obligations are approximately:

Years Ending December 31,	Amount
2026 (remaining)	$6,405,000
2027	—
2028	—
2029	—
2030	—
Total	$6,405,000

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

The shares of Series A Preferred Stock will vote with the common stock as a single class on all matters submitted to a vote of stockholders of the Company. The Preferred Shares will vote on an as-converted to common stock basis, if and as applicable; however, solely for purposes of determining voting rights, the conversion price shall be equal to the most recent closing sale price of the common stock as of the execution and delivery of the Securities Purchase Agreement.

The Series A Preferred Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends, net of amounts converted to common stock, that the Company is legally obligated to pay at:

	March 31, 2026	December 31, 2025
Series A preferred stock	$14,000	$205,000

The following activity is related to Series A Preferred Stock converted during the three months ended below:

	March 31, 2026	March 31, 2025
Series A preferred stock converted shares	2,000	-
Series A preferred stock dividends converted	$209,267	$-

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

The Series B Preferred Stock will vote with the common stock and the Series A Preferred Stock as a single class on all matters submitted to a vote of stockholders of the Company. The shares of Series B Preferred Stock will vote on an as-converted to common stock basis, if and as applicable; however, solely for purposes of determining voting rights, the Conversion Price with respect to each share of Series B Preferred Stock shall be equal to the most recent closing sale price of the common stock as of the execution and delivery of the securities purchase agreement or other subscription or similar agreement pursuant to which such share of Series B Preferred Stock was issued by the Company.

The Company previously engaged The Oak Ridge Financial Services Group, Inc. (“Oak Ridge”) to serve as a financial advisor to the Company in connection with capital raising activities. In connection with the Series B Preferred Stock offering, the Company has agreed to pay Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses. In addition, the Company issued to Oak Ridge (or its designee) seven-year warrants to purchase up to a total of 300,000 shares of the Company’s common stock at an exercise price equal to $11.50 per share

There was no issuance activity of the Series B Preferred Stock for the three months ended March 31, 2026 and 2025.

The following activity is related to Series B Preferred Stock converted during the three months ended below:

	March 31, 2026	March 31, 2025
Series B Preferred Stock shares converted	3,850	—

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

During the first quarter of 2025, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company agreed to sell in a private placement shares of Series C Preferred Stock at a purchase price of $100.00 per share, plus warrants to purchase common stock at an exercise price of $17.25 with 100% warrant coverage. As of December 31, 2025, 8,550 shares of Series C Preferred Stock and warrants had been sold for a total in gross proceeds of $855,000.

Each share of Series C Preferred Stock shall be convertible at the option of the holder thereof into the number of shares common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $11.50 per share (the “Conversion Ratio”), subject to the limitations described below. The conversion price is subject to standard weighted average anti-dilution protection.

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

The Series C Preferred Stock will vote with the common stock as a single class on an as-converted basis on all matters submitted to a vote of the Company’s stockholders. In addition, solely for purposes of determining voting rights (and not the Conversion Ratio), the conversion price will be equal to the most recent closing sale price of the common stock as of the date of execution and delivery of the Series C Purchase Agreement pursuant to which such share of Series C Preferred Stock was initially issued.

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

The issuance activity of the Series C Preferred Stock for the three months ended below:

	March 31, 2026	March 31, 2025
Series C Preferred Stock shares issued	-	6,150
Net proceeds	$-	$581,955

There were no conversions of Series C Preferred Stock during the three months ended March 31, 2026 and 2025.

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

The Series D Preferred Stock will vote with the common stock as a single class on an as-converted basis on all matters submitted to a vote of the Company’s stockholders. In addition, solely for purposes of determining voting rights (and not the Conversion Ratio), the conversion price will be equal to the most recent closing sale price of the common stock as of the date of entering into the Merger Agreement pursuant to which such share of Series D Preferred Stock was initially issued.

The issuance activity of the Series D Preferred Stock for the three months ended below:

	March 31, 2026	March 31, 2025
Series D Preferred Stock shares issued	—	750,000

There were no conversions of Series D Preferred Stock during the three months ended March 31, 2026 and 2025. All shares of Series D Preferred Stock were converted in the second quarter of 2025.

Preferred Stock Liquidation Rights

Preferred stock carries certain preference rights related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. With respect to distributions upon liquidation of the Company, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock rank senior to the Series D Preferred Stock and common stock and rank equally among themselves. As of March 31, 2026, the liquidation preference of the preferred stock is as follows: first, Series A Preferred Stock with a preference value of approximately $389,000, which includes cumulative accrued unpaid dividends of approximately $14,000, Series B Preferred Stock with a preference value of approximately $210,000 and Series C Preferred Stock with preference value of $535,000, each ranking equally upon liquidation. As of December 31, 2025, the liquidation preference of the preferred stock was as follows: first, Series A Preferred Stock with a preference value of approximately $880,000, which includes cumulative accrued unpaid dividends of approximately $205,000, Series B Preferred Stock with a preference value of $787,500 and Series C Preferred Stock with preference value of $535,000, each ranking equally upon liquidation.

Securities Purchase Agreement (equity line of credit)

On May 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell from time to time to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of the Company’s common stock and (ii) the Exchange Cap (as defined in the agreement), subject to certain conditions and limitations contained in the Purchase Agreement (the “ELOC”). As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company agreed to issue to the Purchaser (i) on the date of the Purchase Agreement, 26,630 shares of common stock and (ii) after the date of the Purchase Agreement, a number of shares of common stock equal to $262,500, issuable on a pro rata basis simultaneously with the delivery of any shares of common stock purchased under the Purchase Agreement (the “Commitment Shares”).

The following is the activity from the ELOC for the three months ended below:

	March 31, 2026	March 31, 2025
Shares sold under ELOC	2,372,796	—
Gross proceeds	$419,444	$—
Issuance costs	(37,997)	—
Net proceeds	$381,447	$—

At-The-Market Offering

On October 15, 2025, the Company launched an -at-the-market offering of up to $6,959,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement (“ATM Agreement”) between the Company and Ladenburg Thalmann & Co. Inc. The ATM Agreement was amended in November 2025 and increased to up to $18,106,838 worth of shares of the Company’s common stock. During the three months ended March 31, 2026 and 2025, pursuant to the agreement, the Company sold 3,024,224 and 0 shares, respectively, of common stock through Ladenburg for aggregate proceeds to the Company of $1.3 million and $0, respectively.

12. EQUITY-BASED COMPENSATION

Restricted Stock Units

In December 2025, the Company granted 2,431,385 restricted stock units to executives of the Company and 834,164 restricted stock units to its board members. These restricted stock units have vesting periods over the next three years.

In February 2026, the Company granted 100,000 shares restricted stock units to a consultant that vests over 18 months.

Restricted stock unit activity as of and for the periods below was as follows

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	3,057,004	1.52
Granted	100,000	1.50
Vested or released	—	—
Forfeited	—	—
Outstanding at March 31, 2026	3,157,004	1.28

The Company recognized approximately $148,000 and $0 in equity-based compensation on restricted stock units for the three months ended March 31, 2026 and 2025, respectively.

Shares of Restricted Stock

In 2025, employees and contractors were granted a total of 615,405 shares of restricted stock. The restricted stock award vested 100% on December 13, 2025.

In March 2026, the Company awarded 53,024 shares of restricted stock to a consultant that vested 100% immediately.

Restricted stock activity as of and for the periods below was as follows:

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	—	—
Granted	53,024	0.00
Vested or released	(53,024)	—
Forfeited	—	—
Outstanding at March 31, 2026	—	—

Total equity-based compensation expense related to shares of restricted stock issuances was approximately $12,000 and $0 for the three months ended March 21, 2026 and 2025, respectively.

Stock Options

Stock option activity as of and for the periods below was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	3,039	$69.92	6.67
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2026	3,039	$69.92	6.42

Exercisable at March 31, 2026	3,039	$69.92	6.42

Equity-based compensation expense totaling $0 has been recognized relating to these stock options during the three months ended March 31, 2026 and 2025.

Warrants

As disclosed in Note 12, 13,043 warrants were granted in March 2024 to our financial advisor and placement agent in connection with our offering and sale of Series B Preferred Stock. In 2024, the Company issued 32,175 warrants in connection with the 2024 Convertible Notes described in Note 10.

In March 2025, 699,204 warrants were granted with the sale of Series C Preferred Stock and 380,435 were granted with the issuance of Series D Preferred Stock. See Note 11.

Warrant activity as of and for the periods below was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	885,899	$19.79	3.93
Granted	—	—	—
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2026	885,899	$19.79	3.67

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

13. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of March 31, 2026. No income tax expense or benefit was recorded for the three months ended March 31, 2026 and 2025 due to the Company’s net loss position.

14. CUSTOMER CONCENTRATION

For the three months ended March 31, 2026 and 2025, there was no customer concentration for the Company.

15. SEGMENT INFORMATION

The Company operates as a single reportable segment, “Amaze Software”, which represents e-commerce and subscription service operations. Management, including the Company’s chief operating decision makers, primarily CEO Aaron Day and CFO Joel Krutz (the “CODM”), reviews operating results and allocates resources on a consolidated basis. The accounting policies of the Amaze Software segment are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The CODM primarily evaluates segment performance based on segment revenues, segment gross margin and segment operating loss, which are used in the Company’s forecasting, pricing and compensation processes. The CODM also reviews net income, which is consistent with consolidated net income as presented in the condensed consolidated statements of operations, to assess overall performance and return on assets and to make decisions regarding the allocation of capital, including reinvestment in the Amaze Software business, potential acquisitions and dividends. The Company does not have intra-entity sales or transfers. The measure of segment assets is reported on the balance sheet as total consolidated assets.

16. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, there was $309,333 outstanding under these agreements.

17. LEGAL PROCEEDINGS

Timothy Michaels

On February 24, 2022, Timothy Michaels, the former Chief Operating Officer of the Company, signed a Separation Agreement and Release (the “Separation Agreement”) in connection with the termination of his employment with the Company, which occurred on February 7, 2022.

On May 27, 2022, Mr. Michaels filed a complaint against the Company in the Fourth Judicial District Court, Hennepin County, Minnesota, alleging that the Company breached the Separation Agreement by including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to the Separation Agreement. The complaint also included counts alleging breach of the implied covenant of good faith and fair dealing, issuer liability under Minn. Stat. § 336.8-401 for delay in removing or directing the Company’s transfer agent to remove the lock-up legend from the shares, conversion and civil theft.

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. On November 21, 2025, the Company tendered full payment of the judgment based on calculations of Mr. Michaels’ former counsel, but Mr. Michaels refused to recognize satisfaction of the judgment. On February 2, 2026, the Company filed a motion to compel satisfaction of the judgment and shortly thereafter tendered an additional $25,000 for post-judgment interest. On March 9 and 10, 2026, the Company filed motions to compel satisfaction of the same judgment docketed in California and to quash subpoenas served there. At March 31, 2026 and December 31, 2025, approximately $0 and $27,000, respectively, was accrued as a settlement payable. On April 2, 2026, the Minnesota court ordered the judgment satisfied. Mr. Michaels withdrew the subpoenas and satisfied the judgment in California. On April 17, 2026, the California court entered an order awarding the Company approximately $45,000 for its costs and attorneys’ fees incurred compelling satisfaction of the judgment. Mr. Michaels paid the award to the Company’s counsel and the matters in Minnesota and California are now concluded.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands approximately $869,000 in unpaid rent plus attorneys’ fees On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025. On February 13, 2026, the Court granted Plaintiff’s second motion for summary judgment and awarded liquidated damages in the amount of approximately $1.3 million, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. On March 20, 2026, Amaze requested that the Court reduce the award by approximately $205,000 in unreasonable fees and costs. Amaze plans to appeal the decision when it becomes final. At March 31, 2026 and December 31, 2025, approximately $1.3 million was accrued as a settlement payable.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. In November 2025, the Company settled the lawsuit for approximately $185,000 with monthly payments to be made through September 2026.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. On May 6, 2026, the Company reached a preliminary agreement to resolve dispute for an estimated $200,000.

Baron App, Inc. dba Cameo v. Amaze Holding Company LLC

Amaze Holding Company LLC is the Defendant in Baron App, Inc., dba Cameo v. Amaze Holding Company LLC, Case No. 30-2025-01486631-CU-BC-NJC, in the Superior Court of California, County of Orange. Plaintiff filed the Complaint on May 30, 2025. Plaintiff alleges breach of contract and damages in subject to proof in excess of $140,000. Mercer Oak filed the Company’s Answer and Affirmative Defenses on July 15, 2025. An initial Case Management Conference took place October 28, 2025. As of March 2026, the parties have reached a tentative settlement, which they are working to document. At March 31, 2026 and December 31, 2025, approximately $140,000 was accrued as a settlement payable.

18. SUBSEQUENT EVENTS

ATM Agreement

From April 1, 2026 through As of May 14, 2026, the Company has sold 15,431,361 shares of common stock for an aggregate purchase price of approximately $2.4 million under the ATM Agreement.

Asset Purchase Agreement

As of May 15, 2026, the Company entered into an Asset Purchase Agreement under which the Company’s wholly owned subsidiary agreed to acquire certain intellectual property assets which are the subject of an April 7, 2025 Amaze Partnership Agreement. The purchase price will be $3 million which sum shall be payable solely from sums received by the Company under the ELOC.

The Seller shall receive the first $150,000, and the balance, if any, shall be paid to an affiliate of the counterparty to the equity line of credit agreement. In exchange, the seller notes owed to the affiliate will be canceled regardless of whether any payments are made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Merger Agreement

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., the stockholders of Amaze Software, and Aaron Day.

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

The following table shows GMV for the three months ended below:

	March 31, 2026	March 31, 2025
Gross merchandise value	$1,728,000	$174,000

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

Key Financial Metrics

The following table shows key financial metrics for the three months ended below:

	March 31, 2026	March 31, 2025
Net revenue	$469,053	$60,214
Gross income (loss)	$433,395	$(2,576)
Net loss	$(5,609,874)	$(2,089,208)

Components of Results of Operations and Trends That May Impact Our Results of Operations

Revenues

As a result of the Acquisition, our revenues consist primarily of merchandise sold to fans of creators around the world, which together comprise our creator channel, and directly to individual consumers through our marketplace channel. Revenues generally represent gross merchandise and digital product sales reduced by costs of production and markups and commissions provided to creators. Shipping billed to customers, reduced by costs paid to delivery suppliers is also included in Revenues. For merchandise sales, revenues are recognized at time of shipment or delivery, depending on the shipping terms. For any subscription sales, revenue is recognized as Monthly Active Users (“MAU”).

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

For the three months ended March 31, 2026, our revenues were derived from the following channels:

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

Revenue percentages by channel for the three month periods were as follows:

	March 31, 2026	March 31, 2025
Wholesale	-%	4.7%
Direct to consumer	10.8%	65.3%
E-commerce	70.5%	(15.8)%
Subscriptions	18.7%	45.8%
Total revenue	100.0%	100.0%

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

Results of Operations

	Three months ended
	March 31, 2026	March 31, 2025
Net revenues	$469,053	$60,214
Cost of revenues	35,658	62,790
Gross income (loss)	433,395	(2,576)
Selling, general and administrative expenses	4,532,182	1,866,743
Equity-based compensation	159,583	-
Depreciation and amortization	1,043,586	558
Loss from operations	(5,301,956)	(1,889,877)
Other income	20,888	27,240
Interest expense	(137,874)	(240,872)
Unrealized loss on equity investment	-	(4,000)
Change in fair value of convertible debt	(259,852)	-
Gain on extinguishment of liabilities	68,920	18,301
Net loss	(5,609,874)	(2,089,208)

Comparison of the three months ended March 31, 2026 and 2025

Revenues, Cost of Revenues and Gross Income (Loss)

	Three months ended March 31,		Change
	2026	2025	$	%
Revenues	$469,053	$60,214	408,839	679%
Cost of revenues	35,658	62,790	(27,132)	(43)%
Gross income (loss)	$433,395	$(2,576)	435,971	16,924%

Revenue

Total revenues for the three months ended March 31, 2026 was approximately $469,000, up 679% from approximately $60,000 for the three months ended March 31, 2025. The increase in revenues was mostly attributable to the addition of sales from Amaze as the Company closed the Acquisition in March 2025.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended March 31, 2026 was approximately $36,000 as compared to $63,000 for the three months ended March 31, 2025. Our improved margin profile is attributed to the operating leverage of the Amaze Software platform, which enables high-margin digital and physical sales with lower incremental cost compared to traditional wholesale models.

Selling, general and administrative expenses

	Three months ended March 31,		Change
	2026	2025	$
Selling expenses	$425,013	$207,422	$217,591
Marketing expenses	584,075	6,969	577,106
General and administrative expenses	3,523,094	1,672,352	1,850,742
Total selling, general and administrative expenses	$4,532,182	$1,886,743	$2,645,439

Selling, general, and administrative (SG&A) expenses increased to approximately $4.5 million in the three months ended March 31, 2026, compared to $1.9 million in the three months ended March 31, 2025. The increase primarily reflects higher operating costs associated with Amaze’s creator-focused business model, including personnel, legal and professional services related to the Acquisition, and marketing costs to support platform growth. We expect the composition and scale of SG&A to continue to shift as the consolidated operations continue to normalize post-Acquisition.

Equity-Based Compensation

Equity based compensation for the three months ended March 31, 2026 and 2025 totaled approximately $160,000 and $0, respectively. The expense recognized in the first quarter of 2026 is a result of restricted stock units awarded that vests through 2028 as well as 153,024 shares awarded to vendors in 2026.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2026 and 2025 totaled approximately $1.0 million and $600, respectively. This was primarily a result of acquisition of $25.4 million in intangibles from the 2025 acquisitions (see Note 2). Amortization expense was $1.0 million for the three months ended March 31, 2026.

Other Income and Expenses

Other expenses for the three months ended March 31, 2026 totaled approximately $308,000, which compiled of interest expense at approximately $138,000 and a loss of approximately $260,000 in change in fair value of convertible debt, both of which were due to 2025 financing instruments. The total other expenses included other income of $21,000 and a gain on extinguishment of liabilities of approximately $69,000. Total other income for the three months ended March 31, 2025 totaled approximately $199,000. This was predominately comprised of approximately $241,000 in interest expense, $18,000 gain on extinguishment of liabilities, other income of $27,000 and an unrealized loss on equity investment of $4,000.

Net Loss

The net loss for the first quarter of 2026 was approximately $5.6 million, or $(0.16) per share, compared to a net loss of $2.1 million, or $(2.95) per share, in the first quarter of 2025.

Liquidity and Capital Resources

Cash Flows

	Three months ended
	March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$(3,115,776)	$(1,354,626)
Investing activities	(141,883)	(308,314)
Financing activities	1,232,805	1,991,607
Net (decrease) increase in cash	$(2,024,854)	$328,667

Net cash used in operating activities was approximately $3.1 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. Cash used in operating activities increased in the three months ended March 31, 2026 primarily due to the activity from post-acquisition operations for a full quarter in 2026 as compared to the post-acquisition operations for the period from the acquisition date of March 7. 2025 to March 31, 205, such as the increase in deferred revenue, accrued expenses and prepaids, and legal and professional fees in connection the Acquisition.

Net cash used in investing activities was approximately $142,000 and $308,000 for the three months ended March 31, 2026 and 2025, respectively. The 2026 activity is from costs capitalized from internally developed software. The 2025 activity was attributed to the note receivable issued to Amaze Software, Inc. prior to the Acquisition. See Note 2.

Net cash provided by financing activities was approximately $1.2 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. In 2026, the Company received $1.3 million from the ATM and $381,000 from the ELOC as well as paid $430,000 towards debt. This is in comparison to 2025 which had debt proceeds of $1.5 million and net proceeds from issuance of Series C Stock of approximately $500,000.

Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $5.6 million and $2.1 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $90 million and a total stockholders’ equity of approximately $6.8 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of March 31, 2026, we had approximately $850,000 in cash, $43,000 in inventory and $1.1 million in prepaid expenses. On March 31, 2026, current assets amounted to approximately $2.1 million and current liabilities were approximately $24.3 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $22.2 million.

At the current pace of incurring expenses and with receipt of additional financing, including potential proceeds pursuant to the ELOC and ATM (see Note 11) and the receipt of proceeds from the expected sales, the Company projects that the existing cash balance will be sufficient to fund current operations into 2027. The Company may require additional debt or equity financing to satisfy its existing obligations and sustain existing operations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Financing Transactions,” and as described in this report under the caption “Liquidity and Capital Resources” and Note 11 to our financial statements.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q. The Company follows these policies in preparation of the financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2026 due to the material weaknesses in internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Timothy Michaels Lawsuit

On February 24, 2022, Timothy Michaels, the former Chief Operating Officer of the Company, signed a Separation Agreement and Release (the “Separation Agreement”) in connection with the termination of his employment with the Company, which occurred on February 7, 2022.

On May 27, 2022, Mr. Michaels filed a complaint against the Company in the Fourth Judicial District Court, Hennepin County, Minnesota, alleging that the Company breached the Separation Agreement by including a restricted “lock-up” legend on shares of the Company’s common stock issued to Mr. Michaels pursuant to the Separation Agreement. The complaint also included counts alleging breach of the implied covenant of good faith and fair dealing, issuer liability under Minn. Stat. § 336.8-401 for delay in removing or directing the Company’s transfer agent to remove the lock-up legend from the shares, conversion and civil theft.

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. On November 21, 2025, the Company tendered full payment of the judgment based on calculations of Mr. Michaels’ former counsel, but Mr. Michaels refused to recognize satisfaction of the judgment. On February 2, 2026, the Company filed a motion to compel satisfaction of the judgment and shortly thereafter tendered an additional $25,000 for post-judgment interest. On March 9 and 10, 2026, the Company filed motions to compel satisfaction of the same judgment docketed in California and to quash subpoenas served there. At March 31, 2026 and December 31, 2025, approximately $0 and $27,000, respectively, was accrued as a settlement payable. On April 2, 2026, the Minnesota court ordered the judgment satisfied. Mr. Michaels withdrew the subpoenas and satisfied the judgment in California. On April 17, 2026, the California court entered an order awarding the Company approximately $45,000 for its costs and attorneys’ fees incurred compelling satisfaction of the judgment. Mr. Michaels paid the award to the Company’s counsel and the matters in Minnesota and California are now concluded.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands approximately $869,000 in unpaid rent plus attorneys’ fees On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025. On February 13, 2026, the Court granted Plaintiff’s second motion for summary judgment and awarded liquidated damages in the amount of approximately $1.3 million, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. On March 20, 2026, Amaze requested that the Court reduce the award by approximately $205,000 in unreasonable fees and costs. Amaze plans to appeal the decision when it becomes final. At March 31, 2026 and December 31, 2025, approximately $1.3 million was accrued as a settlement payable.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. In November 2025, the Company settled the lawsuit for approximately $185,000 with monthly payments to be made through September 2026.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. On May 6, 2026, the Company reached a preliminary agreement to resolve dispute for an estimated $200,000.

Baron App, Inc. dba Cameo v. Amaze Holding Company LLC

Amaze Holding Company LLC is the Defendant in Baron App, Inc., dba Cameo v. Amaze Holding Company LLC, Case No. 30-2025-01486631-CU-BC-NJC, in the Superior Court of California, County of Orange. Plaintiff filed the Complaint on May 30, 2025. Plaintiff alleges breach of contract and damages in subject to proof in excess of $140,000. Mercer Oak filed the Company’s Answer and Affirmative Defenses on July 15, 2025. An initial Case Management Conference took place October 28, 2025. As of March 2026, the parties have reached a tentative settlement, which they are working to document. At March 31, 2026 and December 31, 2025, approximately $140,000 was accrued as a settlement payable.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company issued an aggregate of 2,813,503 shares of its common stock upon the conversion of 3,850 shares of its Series B preferred stock and 2,000 shares of Series A preferred stock, with the Series A conversion including accrued dividends of $209,267, in each case in accordance with the terms of the applicable Certificate of Designation. The issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended March 31, 2026, the Company issued 2,372,796 shares of common stock pursuant to the ELOC. The issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 by and among Fresh Vine Wine, Inc., Amaze Holdings, Inc., Amaze Software, Inc. (“Amaze”), the Stockholders of Amaze listed on Schedule I and signatory thereto, and Aaron Day, solely in his capacity as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025)

3.1	Plan of Conversion (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 2022)

3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 2, 2023)

3.4	Amendment No. 1 to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on August 2, 2023)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 20, 2024)

3.6	Certificate of Designation of Preferences, Rights, and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 10, 2025)

3.7	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 13, 2025)

3.8	Amended and Restated Bylaws of Fresh Vine Wine, Inc. (effective as of March 24, 2025 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 13, 2025)

3.9	Certificate of Correction (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 9, 2025)

3.10	Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed April 9, 2025)

3.11	Certificate of Amendment to Articles of Incorporation effective June 12, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 13, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAZE HOLDINGS, INC.

Date: May 15, 2026	By:	/s/ Aaron Day
Aaron Day
Chief Executive Officer and Director

Date: May 15, 2026	By:	/s/ Joel Krutz
Joel Krutz
Chief Financial Officer

