Form 10-Q
period 2026-06-30
AMAZE HOLDINGS, INC.
filed 2026-08-14
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, the registrant had 20,824,169 shares of common stock outstanding.

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

●	We have a history of losses from operations and there are no assurances we will report profitable operations in future periods or continue as a going concern.

●	We will require additional capital to fund our operations and growth, and we may be unable to obtain financing on acceptable terms or at all.

●	Substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

●	We are heavily reliant on third-party suppliers to provide goods to our clients and disruptions in the supply chain could adversely affect our business.

●	We depend on third-party platforms, and changes in platform popularity, algorithms, policies or access could adversely affect our business.

●	Our brand success may rely on the reputation of our clients’ brands, which could be adversely affected by the actions of our clients.

●	Unfavorable economic conditions may lead to a decrease in discretionary spending and which could adversely affect the demand for our clients’ products and content.

●	Our success and growth depend, in part, on attracting new clients and we may not be successful in doing so.

●	We have relationships with suppliers outside of the United States and the imposition of tariffs may increase our costs and adversely affect our business.

●	We rely on third-party payment processors and are exposed to risks relating to payment failures, fraud, chargebacks and other transaction-related losses.

●	We face intense competition and may not be able to compete effectively.

●	Our revenue growth rate and financial performance have fluctuated, which makes it difficult to predict the future success of our business operations.

●	Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

●	If we fail to comply with United States and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

●	We may be subject to litigation which could result in significant costs and liabilities and have a material adverse effect on our business operations.

●	We may be unable to maintain our listing on NYSE American due to existing or future continued listing requirements.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$2,376,662	$2,874,710
Note receivable, net of allowance	—	199,000
Inventories, net	—	46,595
Prepaid expenses and other	1,220,980	1,163,078
Deferred offering costs	100,048	105,973
Interest receivable	4,623	698
Total current assets	3,702,313	4,390,054

Other assets
Fixed assets, net	1,506	3,673
Intangible assets, net	20,644,377	22,254,379
Right of use asset	126,259	—
Goodwill	7,565,680	7,565,680
Total other assets	28,337,822	29,823,732

Total assets	$32,040,135	$34,213,786

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,126,869	$6,403,888
Accrued compensation	1,150,399	647,098
Accrued creator commissions	3,421,870	3,363,959
Settlement payable	1,621,096	1,714,385
Accrued expenses	602,397	1,004,540
Accrued expenses - related parties	309,333	309,333
Accrued sales tax	3,142,261	3,109,334
Deferred revenue	594,575	767,436
Convertible notes payable, net of discount	4,071,610	4,753,919
Notes payable, current portion, net of discount	1,768,945	2,370,907
Operating lease, current portion	75,678	—
Total current liabilities	22,885,033	24,444,799

Long-term liabilities
Operating lease, net of current portion	62,385	—

Total liabilities	22,947,418	24,444,799

Commitments and contingencies – Note 16

Stockholders’ equity
Series A preferred stock, $0.001 par value – 10,000 shares authorized at June 30, 2026 and December 31, 2025; 0 and 4,500 shares issued and outstanding at June 30, 2026 and December 31, 2025, preference in liquidation of $0 and $879,567 at June 30, 2026 and December 31, 2025, respectively	—	5
Series B preferred stock, $0.001 par value – 50,000 shares authorized at June 30, 2026 and December 31, 2025; 1,400 and 5,250 shares issued and outstanding at June 30, 2026 and December 31, 2025, preference in liquidation of $210,000 and $787,500 at June 30, 2026 and December 31, 2025, respectively	1	5
Series C preferred stock, $0.001 par value – 100,000 shares authorized at June 30, 2026 and December 31, 2025; 5,350 shares issued and outstanding at June 30, 2026 and December 31, 2025; preference in liquidation of $535,000 at June 30, 2026 and December 31, 2025	6	6
Common stock, $0.001 par value – 93,750,000 shares authorized at June 30, 2026 and December 31, 2025; 10,319,946 and 3,933,863 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	10,320	3,934
Additional paid-in capital	103,623,891	94,256,224
Accumulated deficit	(94,541,501)	(84,491,187)
Total stockholders’ equity	9,092,717	9,768,987

Total liabilities and stockholders’ equity	$32,040,135	$34,213,786

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues	$619,621	$869,884	$1,088,674	$930,098
Cost of revenues	76,417	82,372	112,075	145,162
Gross income	543,204	787,512	976,599	784,936

Selling, general and administrative expenses	3,990,912	4,881,391	8,523,094	6,768,134
Equity-based compensation	167,631	190,359	327,214	190,359
Depreciation and amortization	1,050,440	1,674	2,094,026	2,232
Operating loss	(4,665,779)	(4,285,912)	(9,967,735)	(6,175,789)

Other income (expense)
Other income (expense)	(4,391)	(27,379)	16,497	(139)
Interest expense	(67,428)	(684,116)	(205,302)	(924,988)
Realized loss on equity investment	—	(50,760)	—	(54,760)
Change in fair value of convertible debt	(27,608)	—	(287,460)	—
Gain on extinguishment of liabilities	343,366	—	412,286	18,301
Total other income (expense)	243,939	(762,255)	(63,979)	(961,586)

Net loss	(4,421,840)	(5,048,167)	(10,031,714)	(7,137,375)
Series A preferred dividends	—	53,433	18,600	109,533
Net loss attributable to common stockholders	$(4,421,840)	$(5,101,600)	$(10,050,314)	$(7,246,908)

Weighted average shares outstanding
Basic	7,398,863	202,772	5,944,785	146,803
Diluted	7,398,863	202,772	5,944,785	146,803

Net loss per share - basic	$(0.60)	$(25.16)	$(1.69)	$(49.36)
Net loss per share - diluted	$(0.60)	$(25.16)	$(1.69)	$(49.36)

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Month Periods Ended June 30, 2026 and 2025

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,350	$9	50,000	$50	—	$—	—	$—	90,854	$91	$30,637,497	$(29,158,801)	$1,478,846
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(56,100)	(56,100)
Issuance of Series C preferred stock and warrants	—	—	—	—	6,150	6	—	—	—	—	581,949	—	581,955
Issuance of Series D preferred stock and warrants	—	—	—	—	—	—	750,000	750	—	—	74,999,250	—	75,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,208)	(2,089,208)
Balance, March 31, 2025	9,350	$9	50,000	$50	6,150	$6	750,000	$750	90,854	$91	$106,218,696	$(31,304,109)	$74,915,493
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(53,433)	(53,433)
Issuance cost in conjunction with name change	—	—	—	—	—	—	—	—	—	—	(56,667)	—	(56,667)
Issuance of Series C preferred stock and warrants	—	—	—	—	2,400	3	—	—	—	—	203,109	—	203,112
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	2,954	3	262,497	—	262,500
Issuance of common stock for services	—	—	—	—	—	—	—	—	2,826	3	190,356	—	190,359
Common stock issued in connection with reverse stock split	—	—	—	—	—	—	—	—	6,121	6	(6)	—	—
Warrants issued in conjunction with debt	—	—	—	—	—	—	—	—	—	—	213,553	—	213,553
Conversion of Series A preferred stock	(2,337)	(2)	—	—	—	—	—	—	13,350	13	(11)	—	—
Conversion of Series B preferred stock	—	—	(10,750)	(11)	—	—	—	—	12,984	13	(2)	—	—
Conversion of Series D preferred stock	—	—	—	—	—	—	(750,000)	(750)	509,515	510	240	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,048,167)	(5,048,167)
Balance, June 30, 2025	7,013	$7	39,250	$39	8,550	$9	—	$—	638,604	$639	$107,031,765	$(36,405,709)	$70,626,750

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	4,500	$5	5,250	$5	5,350	$6	—	$—	3,933,889	$3,934	$94,256,224	$(84,491,187)	$9,768,987
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(18,600)	(18,600)
Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	296,600	297	381,150	—	381,447
Common stock issued under At-The-Market Offering	—	—	—	—	—	—	—	—	378,028	378	1,267,156	—	1,267,534
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	2,225	2	(2)	—	—
Conversion of Series A preferred stock and accrued dividends	(2,000)	(2)	—	—	—	—	—	—	205,855	206	209,063	—	209,267
Conversion of Series B preferred stock	—	—	(3,850)	(4)	—	—	—	—	145,834	146	(142)	—	—
Conversion of convertible notes payable	—	—	—	—	—	—	—	—	96,921	97	654,236	—	654,333
Equity-based compensation	—	—	—	—	—	—	—	—	6,456	6	159,577	—	159,583
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,609,874)	(5,609,874)
Balance, March 31, 2026	2,500	$3	1,400	$1	5,350	$6	—	$—	5,065,808	$5,066	$96,927,262	$(90,119,661)	$6,812,677
Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	845,880	846	937,220	—	938,066
Common stock issued under At-The-Market Offering	—	—	—	—	—	—	—	—	4,132,313	4,132	5,578,151	—	5,582,283
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	6,345	6	(6)	—	—
Conversion of Series A preferred stock and accrued dividends	(2,500)	(3)	—	—	—	—	—	—	202,757	203	13,700	—	13,900
Equity-based compensation	—	—	—	—	—	—	—	—	66,869	67	167,564	—	167,631
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,421,840)	(4,421,840)
Balance, June 30, 2026	—	$—	1,400	$1	5,350	$6	—	$—	10,319,972	$10,320	$103,623,891	$(94,541,501)	$9,092,717

 See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(10,031,714)	$(7,137,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	93,458	699,354
Depreciation and amortization expense	2,094,026	2,232
Amortization of right of use asset	27,616	—
Realized loss on equity investment	—	(54,760)
Change in fair value of convertible notes payable	287,460	—
Gain on extinguishment of liabilities	(412,286)	(18,301)
Equity-based compensation	327,214	190,359
Inventory write-downs	43,712	—
Allowance for doubtful accounts	199,000	—
Changes in operating assets and liabilities
Accounts receivable	—	28,801
Inventories	2,883	27,954
Prepaid expenses and other	(57,902)	(270,985)
Interest receivable	(3,925)	(41,293)
Accounts payable	121,600	2,115,073
Accrued compensation	516,968	337,690
Accrued creator commissions	57,911	25,195
Settlement payable	(93,289)	156,405
Accrued expenses	(193,243)	(300,312)
Accrued sales tax	32,927	(32,382)
Deferred revenue	(172,861)	370,064
Operating lease	(15,812)	—
Net cash used in operating activities	(7,176,257)	(3,902,281)

Cash flows from investing activities
Cash acquired through acquisition (Note 2)	—	591,686
Capitalized internally developed software	(271,427)	—
Intangible asset acquired in Kast acquisition	(210,430)	—
Issuance of note receivable	—	(900,000)
Net cash used in investing activities	(481,857)	(308,314)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	—	2,488,241
Proceeds from financing arrangement, net of issuance costs	—	714,754
Proceeds from convertible notes payable and warrants	—	264,881
Repayment of debt	(1,015,189)	(363,365)
Deferred offering costs	5,925	—
Warrants issued in conjunction with debt	—	213,553
Issuance of common stock in conjunction with securities purchase agreement	—	262,500
Issuance of common stock from Equity Line of Credit, net of issuance costs	1,319,513	—
Issuance of common stock from At-The-Market Offering, net of issuance costs	6,849,817	—
Proceeds from issuance of Series C preferred stock – net of issuance costs	—	785,067
Net cash provided by financing activities	7,160,066	4,365,631

Net increase (decrease) in cash	(498,048)	155,036

Cash - beginning of period	2,874,710	155,647

Cash - end of period	$2,376,662	$310,683

Supplemental disclosure of non-cash investing and financing activities
Series A preferred dividends converted to common stock	$223,167	$—
Right of use asset obtained in exchange for operating lease	$153,875	$—
Convertible notes converted to common stock	$654,333	$—
Acquisition through issuance of Series D and Merger Warrants	$—	$75,000,000
Repayment of debt with investment	$—	$521,260
Forgiveness of note receivable and interest with note payable and interest from Acquisition	$—	$4,478,181
Warrants issued in conjunction with debt	$—	$213,553
Issuance cost in conjunction with name change	$—	$56,667
Accrued Series A dividends	$18,600	$109,533

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

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $94.5 million as of June 30, 2026. Cash flows used in operating activities were approximately $7.2 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had approximately $19.2 million working capital deficit, inclusive of approximately $2.4 million in cash.

The Company received net proceeds of approximately $1.3 million from the Equity Line of Credit (“ELOC”) and $6.8 million from the At-The-Market (“ATM”) offering during the six months ended June 30, 2026.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, cash and cash equivalents, working capital and strategic capital raises. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10-Q, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The Company will need additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce our expenses and business operations or discontinue them completely. Such financing, if available, may be dilutive. At the current reduced pace of incurring expenses and with receipt of additional proceeds pursuant to the available ELOC and ATM and the receipt of proceeds from expected sales, the Company projects that the existing cash balance along with ELOC and ATM proceeds will be sufficient to fund current operations into 2027, after which additional financing or capital may be needed to satisfy obligations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing shareholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

The Company effected a 1-for-23 reverse stock split of its outstanding shares of common stock effective June 12, 2025. The Company then effected a 1-for-8 reverse stock split of its outstanding shares of common stock effective July 24, 2026. The Company has adjusted all periods presented for the effects of the reverse stock splits. In connection with the 1-for-8 reverse stock split, the Company proportionally reduced the number of authorized shares of common stock from 750,000,000 shares to 93,750,000 shares.

Business Combination Agreement with Adifex

On November 3, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Pubco”), (ii) VINE Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“VINE Merger Sub”), (iii) Adifex Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Adifex Merger Sub”), and (iv) Adifex Holdings LLC, a Delaware limited liability company (“Adifex”). On March 7, 2025, the parties mutually agreed to terminate the Business Combination Agreement.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software, Inc. with Amaze Software, Inc. as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), plus warrants (the “Merger Warrants”) to purchase an aggregate of 47,556 shares of the Company’s common stock. See Note 2.

Asset Purchase Agreement of Foodchannel.com LLC

On November 7, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Food Channel Amaze Company LLC, a wholly-owned subsidiary of the Company (“Purchaser”), Foodchannel.com LLC, a Missouri limited liability company (“Seller”), Solaris Media, Inc., a New York corporation and Intuience, LLC, a Missouri limited liability company. Subject to the terms and conditions of the Asset Purchase Agreement, on November 7, 2025, Purchaser acquired all of the assets of Seller related to an online platform for creators and consumers focused on culinary content, including the name “Food Channel” and all intellectual property related to the Seller. See Note 2.

Asset Purchase Agreement of Kast

As of May 15, 2026, the Company entered into a Kast Asset Purchase Agreement under which the Company’s wholly owned subsidiary agreed to acquire certain intellectual property assets which are the subject of an April 7, 2025 Amaze Partnership Agreement. The stated purchase price is $3 million. Under the terms of the agreement, the purchase price will be payable solely from amounts received by the Company under the ELOC agreement on or before March 31, 2027. Should the amounts received under the ELOC be less than the stated $3 million purchase price, the Company will not be obligated to fund any remaining difference. See Note 2.

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

Intangibles

The Company capitalizes the fair value of intangible assets acquired in business combinations, costs incurred to acquire intangible assets in asset acquisitions and internally developed software. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives. Useful lives on definite-lived intangible assets range from three to nine years. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, trademarks, content library, customer relationships and developed technologies. Intangible assets, including internally developed software, are subject to annual impairment tests or upon triggering event and no impairments were recorded for the periods presented.

Capitalized internally developed software costs

The Company capitalizes certain costs in the development of its e-commerce platform when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project, and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the Company’s e-commerce platform are also capitalized. Costs incurred for training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of five years.

During the three months ended June 30, 2026 and 2025, the Company amortized approximately $3,000 and $0, respectively, of internally developed software costs. The gross carrying amount of capitalized internally developed software costs was $430,000 and $0 at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the accumulated amortization of capitalized internal-use software development costs was $3,000 and $0, respectively.

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

The Company operates under one reporting unit. The quantitative impairment test involves the comparison of the fair value of the reporting unit to its carrying value. The Company calculates the fair value of each reporting unit using either (i) a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount or (ii) a market approach. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time that the valuation is performed. The Company compares the estimate of fair value for the reporting unit to the carrying value of the reporting unit. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized in the amount of the excess.

The Company performs its annual impairment test during the fourth quarter of the fiscal year. There was no impairment recognized during the three and six months ended June 30, 2026 and 2025.

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of June 30, 2026 and December 31, 2025, the Company had recorded an inventory allowance of approximately $166,000 and $123,000, respectively.

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

The following table presents the percentages of total consolidated revenue disaggregated by sales channels for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Direct to consumer	—%	5.28%	4.87%	9.47%
E-commerce	85.01%	82.26%	78.39%	75.91%
Subscriptions	14.99%	12.46%	16.74%	14.62%
Total revenue	100%	100%	100%	100%

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

Contract liabilities as of June 30, 2026, December 31, 2025, and January 1, 2025 were approximately $595,000, $767,000 and $2,000, respectively. Revenue recognized in the six months ending June 30, 2026 and 2025 from contract liabilities as of December 31, 2025 and December 31, 2024 was approximately $570,000 and $2,000, respectively.

Receivables with customers as of June 30, 2026, December 31, 2025, and January 1, 2025, were $0, $0 and $6,966, respectively.

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

	June 30, 2026
	Level 1	Level 3	Total
Liabilities
2025 August convertible note payable	$—	$310,917	$310,917
2025 September convertible notes payable	—	2,867,570	2,867,570

	December 31, 2025
	Level 1	Level 3	Total
Asset
Note receivable	$—	$199,000	$199,000
Liabilities
2025 August convertible note payable	$—	$241,070	$241,070
2025 September convertible notes payable	—	3,018,457	3,018,457

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at June 30, 2026 and December 31, 2025, due to the short maturity nature of these items.

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

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of June 30, 2026 or December 31, 2025, and as such, no interest or penalties were recorded to income tax expense. As of June 30, 2026 and December 31, 2025, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Gain on Extinguishment of Liabilities

Under ASC 405-20, the Company recognizes gains or losses arising from the extinguishment of liabilities, depending on the nature of the contract and the underlying transaction. A gain on extinguishment is considered to occur when the parties to a contract agree to terminate or modify their obligations in exchange for a negotiated payment or other consideration. Gains are recognized when all performance obligations under the contract have been satisfied or legally extinguished, and the consideration paid is less than the carrying amount of any liabilities derecognized or assets transferred.

For the three months ended June 30, 2026 and 2025, the Company recorded gains resulting from the extinguishment of certain liabilities of approximately $343,000 and $0, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded gains resulting from the extinguishment of certain liabilities of approximately $412,000 and $18,000, respectively.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $634,000 and $106,000 for the three months ended June 30, 2026 and 2025, respectively. Advertising expenses were approximately $1.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, and are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The following outstanding potentially dilutive common shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30, 2026	December 31, 2025
Warrants	110,756	110,756
Preferred stock	3,780	34,674
Restricted stock units	349,397	382,126
Stock options	380	380
	464,313	527,936

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

In 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to software project development stages and requires capitalization of internal-use software costs to begin when management authorizes and commits to funding the project and it is probable the project will be completed and the software will perform its intended function, subject to an assessment of significant development uncertainty. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted; entities may apply the guidance on a prospective, modified, or retrospective basis. Because the Company capitalizes costs related to the development of its e-commerce platform, the amendments may affect the timing of when capitalization begins and the related disclosures. The Company is currently evaluating the impact of adoption on its condensed consolidated financial statements.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the Acquisition included 750,000 shares of the Company’s Series D Preferred Stock, plus Merger Warrants to purchase an aggregate of 47,556 shares of the Company’s common stock.

The Acquisition was recorded as a business combination based on a valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities (“Level 3” inputs). The following table details the approximate purchase price allocation as of the acquisition date:

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

Food Channel

On November 7, 2025 (“Closing Date”), the Company entered into the Asset Purchase Agreement with Food Channel Amaze Company LLC, a wholly-owned subsidiary of the Company (“Purchaser”), Foodchannel.com LLC, a Missouri limited liability company (“Seller” or “Food Channel”), Solaris Media, Inc., a New York corporation (“Solaris”) and Intuience, LLC, a Missouri limited liability company (“Intuience,” and together with Solaris, the “Owners”). Subject to the terms and conditions of the Asset Purchase Agreement, on November 7, 2025, Purchaser acquired all of the assets of Seller (as more particularly described in the Asset Purchase Agreement, the “Acquired Assets”) related to an online platform for creators and consumers focused on culinary content (the “Business”), including the name “Food Channel” and all intellectual property related to the Business. The aggregate purchase price for the Acquired Assets is approximately $437,000, payable in the form of a convertible promissory note (the “Convertible Note”) valued at $408,000 with a face value of $650,000, and $29,000 of transaction expenses. The Convertible Note accrues interest at a rate of 4% per annum and is convertible at any time after issuance at a conversion price of $6.08 per share. On January 6, 2026, the outstanding principal amount and any accrued and unpaid interest on the Convertible Note converted into shares of the Company’s common stock at a conversion price equal to $6.08 per share. The purchase price is subject to a 10% holdback for indemnification claims for twelve months following the closing date.

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

	Estimated Fair Value	% of Total	Allocated Purchase Price	% of Total
Content library (IP)	$387,000	56.9%	$256,485	58.7%
Trademarks	272,000	40.0%	180,457	41.3%
Goodwill	20,000	3.1%	-	0.0%
Net assets acquired	$679,000	100%	$436,942	100.0%

Kast

On May 15, 2026, the Company acquired the intellectual property associated with the “Kast” streaming platform (the “Kast Assets”) from Evasyst, Inc. and Live Current Media, Inc. pursuant to a Kast Asset Purchase Agreement. The acquired assets consist of the Kast platform source code and a portfolio of related registered internet domain names. The Company did not acquire the subscriber or user base, customer data, business processes, hosting infrastructure, or any associated goodwill, and assumed no liabilities of the sellers.

The Company accounted for the transaction as an asset acquisition, as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable intangible assets. Accordingly, the aggregate cost was allocated to the assets acquired based on their relative fair values, and no goodwill was recognized. Because substantially all of the acquired value relates to the Kast platform source code, which was functional and in service at the acquisition date, and the value of the related domain names was determined to be immaterial, the acquired assets are presented as a single class of developed technology.

The acquired intangible asset is subject to amortization on a straight-line basis over their estimated useful lives and have no significant residual value.

The total purchase price is up to $3,000,000, payable solely from proceeds the Company receives under its existing equity line of credit (the “ELOC”) during the period from closing through March 31, 2027. The first $150,000 of such proceeds is payable to the seller, and additional proceeds are payable to a noteholder in satisfaction of certain notes, until the purchase price is paid in full or the period expires, after which the Company has no further obligation. Because payment is contingent on and funded solely by future ELOC proceeds, the Company recognizes the cost of the acquired assets, and the related consideration, as amounts are paid in accordance with ASC 450. Through June 30, 2026, the Company had recognized $210,000 of acquired intangible assets and made related payments of $200,000 and $10,000 of acquisition costs.

3. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value. The Company recorded approximately $44,000 and $0 during the three months ended June 30, 2026 and 2025, respectively, and $47,000 and $0 during the six months ended June 30, 2026 and 2025, respectively, in inventory write down to net realizable value. This inventory included a valuation reserve of approximately $166,000 and $123,000 as of June 30, 2026 and December 31, 2025, respectively. The finished goods inventory was as follows:

	June 30, 2026	December 31, 2025
Inventory – finished goods	$—	$47,000

4. PREPAIDS AND OTHER EXPENSES

Prepaid expenses and other assets approximately consist of the following at:

	June 30, 2026	December 31, 2025
Prepaid creator commissions	$9,000	$9,000
Payroll deposit	10,000	21,000
Prepaid insurance	17,000	47,000
Prepaid software	48,000	84,000
Vendor deposits	243,000	83,000
Other	112,000	148,000
Prepaids	439,000	392,000

VAT taxes	766,000	761,000
Security deposits	16,000	10,000
Total	$1,221,000	$1,163,000

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

EST Media

On December 15, 2025, the Company entered into a Convertible Subordinated Promissory Note (the “EST Media Note”) with EST Media, Inc. (“EST Media”), pursuant to which Amaze agreed to provide financing to EST Media in exchange for a subordinated convertible promissory note. Under the terms of the EST Media Note, Amaze advanced funds to EST Media that accrue interest and are payable at maturity unless earlier converted in accordance with the terms of the Note. The EST Media Note provides that, upon the closing of a qualified equity financing by EST Media that meets specified minimum financing thresholds (a “Qualified Financing”), the outstanding principal and accrued interest under the EST Media Note will automatically convert into shares of the same class of equity securities issued in such financing at a conversion price equal to the lesser of (i) 80% of the price per share paid by investors in the Qualified Financing or (ii) the price per share implied by a specified valuation cap. If a Qualified Financing does not occur prior to the maturity date, the outstanding principal and accrued interest become due and payable in cash, unless otherwise converted pursuant to the terms of the Note. In addition, upon certain change-of-control transactions involving EST Media, the holder may be entitled to receive a repayment amount equal to the outstanding principal plus a premium. The EST Media Note is unsecured, subordinated to certain senior indebtedness of EST Media, and includes customary representations, covenants, and events of default for transactions of this nature. As of June 30, 2026, the Company recorded a 100% allowance for the note receivable of $199,000 as the Company deemed it uncollectible.

6. COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	June 30, 2026	December 31, 2025
Computer equipment	$9,000	$9,000
Accumulated depreciation	(7,000)	(5,000)
Total	$2,000	$4,000

The Company has a useful life of 2-6 years for computer equipment. Depreciation was approximately $700 and $1,700 for the three months ended June 30, 2026 and 2025, respectively. Depreciation was approximately $2,200 for both the six months ended June 30, 2026 and 2025, respectively.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2026	December 31, 2025
Trade name	$2,000,000	$2,000,000
Trademarks	185,000	185,000
Content library (IP)	257,000	257,000
Customer relationships	8,500,000	8,500,000
Developed technology	14,710,000	14,500,000
Internally developed software	430,000	—
Less: accumulated amortization	(5,438,000)	(3,346,000)
	20,644,000	22,096,000
Internally developed software – in progress	—	158,000
Total	$20,644,000	$22,254,000

In June 2026, the Company placed into service internally developed software that had been a work in progress from November 2025 through June 2026. The Company has useful lives of 3-9 years for intangible assets. Amortization expense was approximately $1.1 million and $0 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was approximately $2.1 million and $0 for the six months ended June 30, 2026 and 2025, respectively.

The Company’s estimated future amortization of intangible assets was approximately as follows:

Years Ending December 31, (unaudited)	Amount
2026 (remaining)	$2,162,000
2027	4,325,000
2028	4,325,000
2029	4,284,000
2030	1,885,000
Thereafter	3,663,000
Total	$20,644,000

8. ACCRUED EXPENSES

Accrued expenses approximately consist of the following at:

	June 30,	December 31,
	2026	2025
Accrued refunds	$32,000	$32,000
Accrued interest	190,000	390,000
Accrued Series A Preferred Stock dividends	—	205,000
Legal and professional	152,000	198,000
Other accrued expenses	228,000	180,000
Total	$602,000	$1,005,000

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

Individual components of the total lease cost incurred by the Company for the six months ended June 30, 2026 were approximately as follows:

	June 30,	June 30,
	2026	2025
Operating lease expense	$33,000	$-

Minimum rental payments under operating lease are recognized on a straight-line basis over the term of the lease.

The Company’s amount of future minimum lease payments under operating lease are as follows as of June 30, 2026:

Amount
Undiscounted future minimum lease payments:
2026 (remaining months)	$41,000
2027	85,000
2028	22,000
2029	—
2030	—
Thereafter	—
Total	148,000
Amount representing imputed interest	(10,000)
Total operating lease liability	138,000
Current portion of operating lease liability	(76,000)
Total	$62,000

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	June 30,	June 30,
	2026	2025
Weighted-average remaining lease term	2 years	$-
Weighted-average discount rate	7.89%	-

10. NOTES PAYABLE

Set forth below is a summary of the Company’s outstanding notes payable as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
August 2025 convertible notes	$1,211,000	$1,141,000
September 2025 convertible notes	2,868,000	3,018,000
Food Channel convertible notes	-	650,000
Less: discount on convertible notes	(7,000)	(56,000)
Total convertible notes, net of discount	4,072,000	4,753,000

2023 bridge notes	1,346,000	1,346,000
Blue Hawk, LLC promissory notes	423,000	950,000
2025 note payable	-	120,000
Less: discount on notes	-	(45,000)
Total notes payable, net of discount	1,769,000	2,371,000

Total	$5,841,000	$7,124,000

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

On August 11, 2025, the Company and the investors entered into Amended and Restated Convertible Promissory Notes (“A&R Notes”), which amended, restated, and modified the Original Notes without constituting a novation. The amendments extended the maturity date to August 11, 2026, maintained the 10% simple interest rate, and introduced a conversion feature allowing each holder to convert all outstanding principal and accrued interest into shares of Amaze common stock at a fixed conversion price of $32.00 per share. The notes required ten days’ written notice for conversion, prohibited fractional shares (rounded up), and capped total issuable shares to 19.9% of the Company’s outstanding common stock as of August 11, 2025, unless shareholder approval was obtained in accordance with NYSE American rules. Under both A&R Notes, the Company could prepay principal and interest at any time with ten days’ notice and without penalty. Standard events of default included failure to pay within five business days after notice, breach of covenants not cured within thirty days, or commencement of insolvency proceedings, each of which would render the note immediately due and payable.

In accordance with ASC 470-50-40-2, the Company treated the Original Notes as extinguished and recognized a $168,646 loss on debt extinguishment in other income (expense) on the condensed consolidated statement of operations for the year ended December 31, 2025 determined by the sum of the fair value of the A&R Notes in excess of the carrying value of the Original Notes. The Company determined the valuation of the A&R Notes in the amount of $1,200,000 utilizing a Monte Carlo simulation model as of the date the A&R Notes were issued utilizing a $26.64 share price and considering various probability outcomes at various measurement dates.

In connection with the amendment, one of the investors agreed to lend an additional $600,000, increasing their total principal to $900,000 (with $850,000 cash funded and $50,000 OID) (the “Second A&R Note). As additional consideration, the Company issued a detachable warrant to the investor to purchase 9,375 shares of common stock at an $64.00 per share exercise price (the “Warrant”), exercisable at any time from the issuance date through the Warrant’s expiration, subject to (i) a 9.99% beneficial ownership blocker and (ii) a 19.9% exchange cap consistent with the NYSE American shareholder approval limitations.

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

For the three and six months ended June 30, 2026, the Company recorded approximately $38,000 and $70,000 related to the change in fair value of the FVO A&R Note and interest expense, which was recognized in other income (expense) in the condensed consolidated statements of operations.

The following table presents the change in fair value of the FVO A&R Note for the periods identified, as a level 3 financial instrument:

Balance, January 1, 2026	$241,000
FVO A&R Note issued	-
Change in fair value	70,000
Balance, June 30, 2026 – FVO A&R Note	$311,000

Upon issuance of the Second A&R Note, the Company capitalized $50,000 of OID as debt discount which is amortized over the life of the Second A&R Note.

Interest expense on the Second A&R Note totaled approximately $69,000 for the six months ended June 30, 2026, comprised of approximately $25,000 for the amortization of debt discount and $44,000 for coupon interest. Interest expense on the Second A&R Note totaled approximately $36,000 for the three months ended June 30, 2026, comprised of approximately $13,000 for the amortization of debt discount and $23,000 for coupon interest.

The following table presents the Second A&R Note as of June 30, 2026:

Second A&R Note principal	$900,000
Debt discount (OID)	(7,000)
Carrying value of A&R Notes	893,000
Plus: accrued interest	85,000
Total A&R Notes and accrued interest	$978,000

The A&R Notes matured on August 11, 2026. As of the filing date of this Quarterly Report, the Company had not repaid the outstanding principal and accrued interest due under the A&R Notes, resulting in an event of default. On August 7, 2026, the Company and the holders entered into a Joint Forbearance Agreement, pursuant to which the holders agreed to temporarily forbear from exercising their rights and remedies with respect to the default for a period beginning on the maturity date and ending on the earliest of September 1, 2026, the occurrence of a termination event specified in the agreement, or the mutual written agreement of the parties. Interest continues to accrue on the outstanding obligations at the contract rate during the forbearance period. The forbearance does not waive the event of default or extend the maturity date, and all rights and remedies of the holders are expressly reserved and may be exercised upon expiration or termination of the forbearance period.

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

In accordance with ASC 470-50-40-2, the Company treated the Prior Notes as extinguished and recognized a $130,271 loss on debt extinguishment in other income (expense) on the condensed consolidated statements of operations for the year ended December 31, 2025 determined by the sum of the fair value of the New Convertible Notes in excess of the carrying value of the Prior Notes. The Company determined the valuation of the New Convertible Notes in the amount of approximately $2.9 million at June 30, 2026 and recognizing a change in fair value of the New Convertible Notes of approximately $10,000 and $218,000 during the three and six months ended June 30, 2026, respectively, utilizing a Monte Carlo simulation model as of the date the New Convertible Notes were issued considering various probability outcomes at various measurement dates.

The New Convertible Notes are senior secured obligations of the Company and will mature on March 11, 2026, which was extended to December 31, 2026. The New Convertible Notes bear interest at an annual rate of 7%, payable on the first trading day each month. The Company may extend the maturity date for six months, upon which the principal and accrued and unpaid interest will be increased to 110% of the total principal and all accrued and unpaid interest as of the original maturity date. The New Convertible Notes have an initial conversion price of $18.64 per share, subject to adjustment for subsequent lower price issuances or deemed issuances by the Company as well as stock splits, combinations, stock dividends and reclassifications. The New Convertible Notes are convertible at any time after the issuance date. If the Company receives a conversion notice at a time when the conversion price is less than the floor price, the Company will issue a number of shares equal to the conversion amount divided by the floor price and pay the economic difference between the applicable conversion price (without regard to the floor price) and such floor price in cash. The floor price is $12.00, subject to adjustment for stock splits, combinations, stock dividends and reclassifications.

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

Due to certain embedded features of the New Convertible Notes that were required to be bifurcated, the Company elected to account for the New Convertible Notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. As a result of electing the fair value option, $173,534 of direct costs and fees related to the issuance of the New Convertible Notes were expensed immediately.

The following table presents the New Convertible Notes as of June 30, 2026, as level 3 financial instruments:

Balance, January 1, 2026	$3,018,000
New convertible notes issued	-
Payments	(369,000)
Change in fair value	219,000
Balance, June 30, 2026 – Convertible Notes FVO	$2,868,000

As part of the Acquisition of Amaze Software, the Company assumed the following debt:

2023 Bridge Notes

These notes were assumed in the Amaze Software Acquisition, see Note 2. As of June 30, 2026, the principal balance of this debt was approximately $1.3 million which includes a 200% return on the principal sum. These 2023 Bridge Notes carry an interest rate of 10% and the maturity date has been extended to December 31, 2026. The 2023 Bridge Notes may be prepaid without penalty. The Company expensed approximately $45,000 and $48,000 for discount amortization expense for the six months ending June 30, 2026 and June 30, 2025, respectively. Interest expense was approximately $25,000 and $23,000 for the six months ended June 30, 2026 and 2025, respectively. The accrued interest balance as of June 30, 2026 and December 31, 2025 is approximately $96,000 and $111,000, respectively.

Blue Hawk, LLC notes payable

These notes were assumed in the Acquisition, see Note 2. As of June 30, 2026, the principal balance of this debt is approximately $423,000 and carries an interest rate of 8%. Interest expense for the six months ending June 30, 2026 and 2025, was approximately $27,000 and $34,000, respectively. These notes are currently due on demand, and a demand has been received by the Company on July 25, 2025.

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

Principal maturities of the Company’s debt obligations are approximately:

Years Ending December 31,	Amount
2026 (remaining)	$5,848,000
2027	—
2028	—
2029	—
2030	—
Total	$5,848,000

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

Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the date of the Initial Closing at the option of the holder thereof, into the number of shares of common stock (“Conversion Shares”) calculated by dividing the Stated Value by a conversion price of $18.40. However, if the Company’s common stock fails to continue to be listed or quoted for trading on a stock exchange, then the conversion price thereafter will mean the lesser of (i) $18.40, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the conversion price shall not be less than $9.20 (the “Floor Price”). The conversion price is subject to standard adjustments based on stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing conversion price.

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

The Series A Preferred Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends, net of amounts converted to common stock, that the Company is legally obligated to pay at:

	June 30, 2026	December 31, 2025
Series A preferred stock	$—	$205,000

The following activity is related to Series A Preferred Stock converted during the six months ended below:

	June 30, 2026	June 30, 2025
Series A preferred stock converted shares	4,500	2,337
Series A preferred stock dividends converted	$223,167	$12,454

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

Each share of Series B Preferred Stock shall be convertible at the option of the holder thereof into the number of shares of common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $82.80 (the “Conversion Ratio”), subject to the limitations described below. However, if the Company’s common stock fails to be listed or quoted for trading on a stock exchange (currently, the NYSE American), then the “conversion price” thereafter will mean the lesser of (i) $82.80, or (ii) the closing sale price of the common stock on the trading day immediately preceding the conversion date; provided that the conversion price shall not be less than $9.20 (the “Floor Price”). The conversion price is subject to standard adjustments based on stock splits, stock dividends, stock combinations and the like, and the Floor Price is also subject to anti-dilution adjustments resulting from future offerings of common stock (or common stock equivalents) at a price less than the prevailing Floor Price.

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

The Company previously engaged The Oak Ridge Financial Services Group, Inc. (“Oak Ridge”) to serve as a financial advisor to the Company in connection with capital raising activities. In connection with the Series B Preferred Stock offering, the Company has agreed to pay Oak Ridge a cash fee equal to 8.0% of the gross proceeds received by the Company in the Offering, in addition to reimbursing Oak Ridge for its out-of-pocket expenses. In addition, the Company issued to Oak Ridge (or its designee) seven-year warrants to purchase up to a total of 300,000 shares of the Company’s common stock at an exercise price equal to $92.00 per share

There was no issuance activity of the Series B Preferred Stock for the six months ended June 30, 2026 and 2025.

The following activity is related to Series B Preferred Stock converted during the six months ended below:

	June 30, 2026	June 30, 2025
Series B Preferred Stock shares converted	3,850	10,750

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

During the first quarter of 2025, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company agreed to sell in a private placement shares of Series C Preferred Stock at a purchase price of $100.00 per share, plus warrants to purchase common stock at an exercise price of $138.00 with 100% warrant coverage. As of December 31, 2025, 8,550 shares of Series C Preferred Stock and warrants had been sold for a total in gross proceeds of $855,000.

Each share of Series C Preferred Stock shall be convertible at the option of the holder thereof into the number of shares of common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $92.00 per share (the “Conversion Ratio”), subject to the limitations described below. The conversion price is subject to standard weighted average anti-dilution protection.

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

The issuance activity of the Series C Preferred Stock for the six months ended below:

	June 30, 2026	June 30, 2025
Series C Preferred Stock shares issued	-	8,550
Net proceeds	$-	$785,067

There were no conversions of Series C Preferred Stock during the six months ended June 30, 2026 and 2025.

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

During the first quarter of 2025, as the consideration paid in the Merger Agreement, the Company issued 750,000 shares of Series D Preferred Stock, plus warrants to purchase common stock at an exercise price of $147.20 per share.

Each share of Series D Preferred Stock is convertible at any time at the option of the holder into the number of shares of common stock (“Conversion Shares”) calculated by dividing the stated value of $100 (the “Stated Value”) by the conversion price of $147.20 per share (the “Conversion Ratio”), subject to the limitations described below. In addition, upon the Company’s stockholders approving the issuance of shares of common stock upon conversion of the Series D Preferred Stock in accordance with the listing rules of the NYSE American LLC Company Guide, each share of Series D Preferred Stock will automatically convert into a number of shares of common stock based on the Conversion Ratio. The conversion price is subject to standard weighted average anti-dilution protection.

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

The issuance activity of the Series D Preferred Stock for the six months ended below:

	June 30, 2026	June 30, 2025
Series D Preferred Stock shares issued	—	750,000

All shares of Series D Preferred Stock were converted in the second quarter of 2025.

Preferred Stock Liquidation Rights

Preferred stock carries certain preference rights related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. With respect to distributions upon liquidation of the Company, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock rank senior to the Series D Preferred Stock and common stock and rank equally among themselves. As of June 30, 2026, the liquidation preference of the preferred stock is as follows: first, Series B Preferred Stock with a preference value of approximately $210,000 and Series C Preferred Stock with preference value of $535,000, each ranking equally upon liquidation. As of December 31, 2025, the liquidation preference of the preferred stock was as follows: first, Series A Preferred Stock with a preference value of approximately $880,000, which includes cumulative accrued unpaid dividends of approximately $205,000, Series B Preferred Stock with a preference value of $787,500 and Series C Preferred Stock with preference value of $535,000, each ranking equally upon liquidation.

Securities Purchase Agreement (equity line of credit)

On May 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell from time to time to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of the Company’s common stock and (ii) the Exchange Cap (as defined in the agreement), subject to certain conditions and limitations contained in the Purchase Agreement (the “ELOC”). As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company agreed to issue to the Purchaser (i) on the date of the Purchase Agreement, 3,329 shares of common stock and (ii) after the date of the Purchase Agreement, a number of shares of common stock equal to $262,500, issuable on a pro rata basis simultaneously with the delivery of any shares of common stock purchased under the Purchase Agreement (the “Commitment Shares”).

The following is the activity from the ELOC for the six months ended below:

	June 30, 2026	June 30, 2025
Shares sold under ELOC	1,142,480	—

Gross proceeds	$1,363,000	$—
Issuance costs	(45,000)	—
Net proceeds	$1,318,000	$—

At-The-Market Offering

On October 15, 2025, the Company launched an -at-the-market offering of up to $6,959,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement (“ATM Agreement”) between the Company and Ladenburg Thalmann & Co. Inc. The ATM Agreement was amended in March 2026 and increased to up to $31,839,162 worth of shares of the Company’s common stock. During the six months ended June 30, 2026 and 2025, pursuant to the agreement, the Company sold 4,510,341 and 0 shares, respectively, of common stock through Ladenburg for aggregate proceeds to the Company of $6.8 million and $0, respectively.

12. EQUITY-BASED COMPENSATION

Restricted Stock Units

In December 2025, the Company granted 303,924 restricted stock units to executives of the Company and 104,271 restricted stock units to its board members. These restricted stock units have vesting periods over the next three years.

In 2026, the Company granted 12,500 shares restricted stock units to a consultant that vests over 18 months and 12,073 that vest over 4 years.

Restricted stock unit activity as of and for the periods below was as follows:

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	382,144	1.52
Granted	24,574	1.50
Vested or released	(57,321)	—
Forfeited	—	—
Outstanding at June 30, 2026	349,397	1.28

The Company recognized approximately $149,000 and $0 in equity-based compensation on restricted stock units for the three months ended June 30, 2026 and 2025, respectively. The Company recognized approximately $297,000 and $0 in equity-based compensation on restricted stock units for the six months ended June 30, 2026 and 2025, respectively.

Shares of Restricted Stock

In 2025, employees and contractors were granted a total of 76,926 shares of restricted stock. The restricted stock award vested 100% on December 13, 2025.

In March 2026, the Company awarded 6,628 shares of restricted stock to a consultant that vested 100% immediately. This consultant also received 15,950 shares of restricted stock in June 2026 that vested 100% immediately.

Restricted stock activity as of and for the periods below was as follows:

	Number of RSs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	—	—
Granted	22,578	0.00
Vested or released	(22,578)	—
Forfeited	—	—
Outstanding at June 30, 2026	—	—

Total equity-based compensation expense related to shares of restricted stock issuances was approximately $19,000 and $0 for the three months ended June 30, 2026 and 2025, respectively. Total equity-based compensation expense related to shares of restricted stock issuances was approximately $31,000 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Stock Options

Stock option activity as of and for the periods below was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	380	$559.36	6.67
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2026	380	$559.36	6.17

Exercisable at June 30, 2026	380	$559.36	6.17

Equity-based compensation expense totaling $0 has been recognized relating to these stock options during the three and six months ended June 30, 2026 and 2025.

 Warrants

Warrant activity as of and for the periods below was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	110,756	$158.35	3.93
Granted	—	—	—
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2026	110,756	$158.35	3.43

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the NYSE American on the grant date. The risk-free interest rate is based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected term for employee and non-employee awards ranged from 5 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated based on historical volatility information of the Company. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

13. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of June 30, 2026 and December 31, 2025. No income tax expense or benefit was recorded for the three and six months ended June 30, 2026 and 2025 due to the Company’s net loss position.

14. CUSTOMER CONCENTRATION

For the three and six months ended June 30, 2026 and 2025, there was no customer concentration for the Company.

15. SEGMENT INFORMATION

The Company operates as a single reportable segment, “Amaze Software”, which represents e-commerce and subscription service operations. Management, including the Company’s chief operating decision makers “CODM” which includes Interim CEO and CFO Joel Krutz, reviews operating results and allocates resources on a consolidated basis. The accounting policies of the Amaze Software segment are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The CODM primarily evaluates segment performance based on segment revenues, segment gross margin and segment operating loss, which are used in the Company’s forecasting, pricing and compensation processes. The CODM also reviews net income (loss), which is consistent with consolidated net income (loss) as presented in the condensed consolidated statements of operations, to assess overall performance and return on assets and to make decisions regarding the allocation of capital, including reinvestment in the Amaze Software business, potential acquisitions and dividends. The Company does not have intra-entity sales or transfers. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

16. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, there was $309,333 outstanding under these agreements, which is presented as accrued expenses - related parties on the accompanying condensed consolidated balance sheets.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. On November 21, 2025, the Company tendered full payment of the judgment based on calculations of Mr. Michaels’ former counsel, but Mr. Michaels refused to recognize satisfaction of the judgment. On February 2, 2026, the Company filed a motion to compel satisfaction of the judgment and shortly thereafter tendered an additional $25,000 for post-judgment interest. On March 9 and 10, 2026, the Company filed motions to compel satisfaction of the same judgment docketed in California and to quash subpoenas served there. At June 30, 2026 and December 31, 2025, approximately $0 and $27,000, respectively, was accrued as a settlement payable. On April 2, 2026, the Minnesota court ordered the judgment satisfied. Mr. Michaels withdrew the subpoenas and satisfied the judgment in California. On April 17, 2026, the California court entered an order awarding the Company approximately $45,000 for its costs and attorneys’ fees incurred compelling satisfaction of the judgment. Mr. Michaels paid the award to the Company’s counsel and the matters in Minnesota and California are now concluded.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands approximately $869,000 in unpaid rent plus attorneys’ fees On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025. On February 13, 2026, the Court granted Plaintiff’s second motion for summary judgment and awarded liquidated damages in the amount of approximately $1.3 million, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. On March 20, 2026, Amaze requested that the Court reduce the award by approximately $205,000 in unreasonable fees and costs. On May 15, 2026, the Court sustained many of Amaze’s objections to the fee award and reduced the fees owed by 50%. The Final Order and Judgment awarded the Plaintiff liquidated damages to approximately $1.0 million, plus court costs and reasonable attorney fees of approximately $157,000, for a total award in the aggregate amount of $1.2 million, which bears interest at the statutory rate of 6% per annum from the May 15, 2026 date of the order. Amaze filed its notice of appeal on June 12, 2026. Then, on June 30, 2026, Amaze filed a motion for a prehearing conference, which has yet to be scheduled. At June 30, 2026 and December 31, 2025, approximately $1.3 million was accrued as a settlement payable.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. In November 2025, the Company settled the lawsuit for approximately $185,000 with monthly payments to be made through September 2026. At June 30, 2026 and December 31, 2025, approximately $62,000 and $154,000, respectively, was accrued as a settlement payable.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. On May 6, 2026, the Company reached a preliminary agreement to resolve the dispute for an estimated $150,000, which the Company has recorded $200,000 in accounts payable as of both June 30, 2026 and December 31, 2025.

Baron App, Inc. dba Cameo v. Amaze Holding Company LLC

Amaze Holding Company LLC is the Defendant in Baron App, Inc., dba Cameo v. Amaze Holding Company LLC, Case No. 30-2025-01486631-CU-BC-NJC, in the Superior Court of California, County of Orange. Plaintiff filed the Complaint on May 30, 2025. Plaintiff alleges breach of contract and damages subject to proof in excess of $140,000. Mercer Oak filed the Company’s Answer and Affirmative Defenses on July 15, 2025. An initial Case Management Conference took place October 28, 2025. In April 2026, the parties reached a settlement for $140,000. This was accrued as a settlement payable for $83,000 and $140,000 as June 30, 2026 and December 31, 2025, respectively.

18. SUBSEQUENT EVENTS

ATM Agreement

From July 1, 2026 through August 13, 2026, the Company has sold 6,928,113 shares of common stock for an aggregate purchase price of approximately $1.6 million under the ATM Agreement.

ELOC

From July 1, 2026 through August 13, 2026, the Company sold 3,584,279 shares of common stock for an aggregate purchase price of approximately $689,000 pursuant to the ELOC Agreement. In connection with those sales, the Company also issued a total of 26,883 shares of common stock to the Purchaser as commitments shares, pursuant to the terms of the ELOC Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to those statements as included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Cautionary Statement Concerning Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

The Company’s business is currently focused on operating a creator-focused, end-to-end commerce platform designed to streamline product sales, subscription offerings, and digital content delivery. Our tools support a diverse range of creators—from independent digital entrepreneurs to small businesses—by integrating storefront customization, payment processing, merchandising, and performance analytics. While the Amaze platform enables a variety of monetization models, our financial results are categorized into revenue channels consistent with historical presentation.

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

Merger Agreement

On March 7, 2025, the Company completed the acquisition of Amaze Software, Inc. (the “Acquisition”), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 (the “Merger Agreement”) by and among the Company, Amaze Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Amaze Software, Inc., the stockholders of Amaze Software, and Aaron Day, prior Chief Executive Officer of the Company.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Amaze Software with Amaze Software as the surviving company and a wholly owned subsidiary of the Company, and (ii) the aggregate merger consideration paid by the Company in connection with the acquisition included 750,000 shares of the Company’s Series D Preferred Stock plus warrants (the “Merger Warrants”) to purchase an aggregate of 47,556 shares of the Company’s common stock.

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

The following table shows approximate GMV for the three and six months ended below:

	Three months ended
	June 30, 2026	June 30, 2025
Gross merchandise value	$1,712,000	$2,880,000

	Six months ended
	June 30, 2026	June 30, 2025
Gross merchandise value	$3,443,000	$3,054,000

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

Key Financial Metrics

The following table shows key financial metrics for the three and six months ended approximately below:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$620,000	$870,000	$1,089,000	$930,000
Gross income	$543,000	$788,000	$977,000	$785,000
Net loss	$(4,422,000)	$(5,048,000)	$(10,032,000)	$(7,137,000)

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

For the six months ended June 30, 2026, our revenues were derived from the following channels:

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

Revenue Percentage by Channel

We calculate net revenue percentage by channel as net revenue made through our DTC channel, E-commerce and subscriptions, respectively, as a percentage of our total net revenue. We monitor net revenue percentage across revenue channels to understand the effectiveness of our distribution model and to ensure we are employing resources effectively as we engage customers.

Revenue percentages by channel for the three and six month periods were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Direct to consumer	—%	5.28%	4.87%	9.47%
E-commerce	85.01%	82.26%	78.39%	75.91%
Subscriptions	14.99%	12.46%	16.74%	14.62%
Total revenue	100.00%	100.00%	100.00%	100.00%

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

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$619,621	$869,884	$1,088,674	$930,098
Cost of revenues	76,417	82,372	112,075	145,162
Gross income	543,204	787,512	976,599	784,936
Selling, general and administrative expenses	3,990,912	4,881,391	8,523,094	6,768,134
Equity-based compensation	167,631	190,359	327,214	190,359
Depreciation and amortization	1,050,440	1,674	2,094,026	2,232
Loss from operations	(4,665,779)	(4,285,912)	(9,967,735)	(6,175,789)
Other income (expense)	(4,391)	(27,379)	16,497	(139)
Interest expense	(67,428)	(684,116)	(205,302)	(924,988)
Realized loss on equity investment	—	(50,760)	—	(54,760)
Change in fair value of convertible debt	(27,608)	—	(287,460)	—
Gain on extinguishment of liabilities	343,366	—	412,286	18,301
Net loss	(4,421,840)	(5,048,167)	(10,031,714)	(7,137,375)

Comparison of the three months ended June 30, 2026 and 2025

Revenues, Cost of Revenues and Gross Income

	Three months ended
	June 30,		Change
	2026	2025	$	%
Revenues	$619,621	$869,884	(250,263)	(29)%
Cost of revenues	76,417	82,372	(5,955)	(7)%
Gross income (loss)	$543,204	$787,512	(244,308)	(31)%

Revenue

Total revenues for the three months ended June 30, 2026 was approximately $620,000, down 29% from approximately $870,000 for the three months ended June 30, 2025. The decrease in revenues was primarily driven by a lower volume of sales transactions on our platform during the period as compared to the same period in the prior year. The decline reflects reduced transaction activity rather than a change in pricing.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended June 30, 2026 was approximately $76,000 as compared to $82,000 for the three months ended June 30, 2025. The Company recorded a $44,000 adjustment to the inventory reserve for the quarter ended June 30, 2026, otherwise our cost of revenues would have seen a larger decrease which is attributable to the work in improving margin profiles.

Selling, general and administrative expenses

	Three months ended
	June 30,		Change
	2026	2025	$	%
Selling expenses	$404,734	$657,585	$(252,851)	(38)%
Marketing expenses	652,400	106,004	546,396	515%
General and administrative expenses	2,933,778	4,117,802	(1,184,024)	(29)%
Total selling, general and administrative expenses	$3,990,912	$4,881,391	$(890,479)	(18)%

Selling, general and administrative expenses decreased by approximately $0.9 million, or 18%, to $4.0 million for the three months ended June 30, 2026, compared with $4.9 million for the three months ended June 30, 2025. The decrease was primarily attributable to the Company’s ongoing cost-optimization initiatives following the Acquisition, as well as a decrease in legal expenses of approximately $606,000. Legal expenses were higher in the prior-year period due to costs incurred in connection with the Company’s merger activities. Marketing expenses increased primarily due to the launch of a digital marketing campaign during the second quarter of 2026.

Equity-Based Compensation

Equity based compensation for the three months ended June 30, 2026 and 2025 totaled approximately $168,000 and $190,000, respectively. The Company has been consistently awarding equity-based compensation to employees and contractors between the two periods.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2026 and 2025 totaled approximately $1.1 million and $2,000, respectively. This was primarily a result of acquisition of $25.4 million in intangibles from the 2025 acquisitions (see Note 2). Amortization expense was $1.1 million and $0 for the three months ended June 30, 2026 and 2025, respectively.

Other Income and Expenses

Total other income (expenses) for the three months ended June 30, 2026 totaled approximately $244,000, which comprised of interest expense at approximately $67,000 and a loss of approximately $28,000 in change in fair value of convertible debt, both of which were due to 2025 financing instruments. The total other income included gain on extinguishment of liabilities of approximately $343,000. Total other expense for the three months ended June 30, 2025 totaled approximately $762,000. This was predominately comprised of approximately $684,000 in interest expense, other expense of $27,000 and a realized loss on equity investment of $51,000.

Net Loss

The net loss for the three months ended June 30, 2026 was approximately $4.4 million, or $(0.60) per share, compared to a net loss of $5.0 million, or $(25.16) per share, for the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2026 and 2025

Revenues, Cost of Revenues and Gross Income

	Six months ended
	June 30,		Change
	2026	2025	$	%
Revenues	$1,088,674	$930,098	158,576	17%
Cost of revenues	112,075	145,162	(33,087)	(23)%
Gross income (loss)	$976,599	$784,936	191,663	24%

Revenue

Total revenues for the six months ended June 30, 2026 was approximately $1.1 million, up 17% from approximately $930,000 for the six months ended June 30, 2025. The increase in revenues was mostly attributable to the addition of sales from Amaze as the Company closed the Acquisition in March 2025.

Cost of Revenue and Gross Margin

Cost of revenue for the six months ended June 30, 2026 was approximately $112,000 as compared to $145,000 for the six months ended June 30, 2025. The biggest difference between the two periods is mostly related to the cost of the wine business as the six months ended June 30, 2025 incurred $62,000 and $0 for the six months ended June 30, 2026. In addition, there was a $44,000 adjustment to wine inventory for the six months ended in June 30, 2026 under cost of revenues and $0 for the six months ended June 30, 2025.

Selling, general and administrative expenses

	Six months ended
	June 30,		Change
	2026	2025	$	%
Selling expenses	$829,747	$865,007	$(35,260)	(4)%
Marketing expenses	1,236,475	112,973	1,123,502	994%
General and administrative expenses	6,456,872	5,790,154	666,718	12%
Total selling, general and administrative expenses	$8,523,094	$6,768,134	$1,754,960	26%

Selling, general, and administrative (SG&A) expenses increased to approximately $8.5 million in the six months ended June 30, 2026, compared to $6.8 million in the six months ended June 30, 2025. The increase primarily reflects higher operating costs associated with Amaze’s creator-focused business model, including personnel, legal and professional services related to the Acquisition, and marketing costs to support platform growth. We expect the composition and scale of SG&A to continue to shift as the consolidated operations continue to normalize post-Acquisition.

Equity-Based Compensation

Equity based compensation for the six months ended June 30, 2026 and 2025 totaled approximately $327,000 and $190,000, respectively. The Company began granting equity-based compensation after the Amaze Acquisition in March 2025 and therefore has seen an increase in equity-based compensation since then.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2026 and 2025 totaled approximately $2.1 million and $2,000, respectively. This increase was primarily a result of acquisition of $25.4 million in intangibles from the 2025 acquisitions (see Note 2). Amortization expense was $2.1 million and $0 for the six months ended June 30, 2026 and 2025, respectively.

Other Income and Expenses

Total other income (expenses) for the six months ended June 30, 2026 totaled approximately ($64,000), which was comprised of interest expense at approximately $205,000 and a loss of approximately $287,000 in change in fair value of convertible debt, both of which were due to 2025 financing instruments, and a gain on extinguishment of liabilities of approximately $412,000. Total other expenses for the six months ended June 30, 2025 totaled approximately $962,000. This was predominately comprised of approximately $925,000 in interest expense, $18,000 gain on extinguishment of liabilities, and a realized loss on equity investment of $55,000.

Net Loss

The net loss for the six months ended June 30, 2026 was approximately $10.0 million, or $(1.69) per share, compared to a net loss of $7.1 million, or $(49.36) per share, for the six months ended June 30, 2025.

Liquidity and Capital Resources

Cash Flows

	Six months ended
	June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$(7,176,257)	$(3,902,281)
Investing activities	(481,857)	(308,314)
Financing activities	7,160,066	4,365,631
Net (decrease) increase in cash	$(498,048)	$155,036

Net cash used in operating activities was approximately $7.2 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively. Cash used in operating activities increased in the six months ended June 30, 2026 with the largest change being attributed to accounts payable.

Net cash used in investing activities was approximately $482,000 and $308,000 for the six months ended June 30, 2026 and 2025, respectively. The 2026 activity is from costs capitalized from internally developed software and the Kast acquisition. The 2025 activity was attributed to the note receivable issued to Amaze Software, Inc. prior to the Acquisition. See Note 2.

Net cash provided by financing activities was approximately $7.2 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively. In 2026, the Company received net $6.8 million from the ATM and net $1.3 million from the ELOC as well as paid $1.0 million towards debt. This is in comparison to 2025 which primarily had debt proceeds of $3.5 million and net proceeds from issuance of Series C Stock of approximately $785,000.

Our primary cash needs are for working capital purposes, such as funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $10.0 million and $7.1 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $94.5 million and a total stockholders’ equity of approximately $9.1 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of June 30, 2026, we had approximately $2.4 million in cash and $1.2 million in prepaid expenses. On June 30, 2026, current assets amounted to approximately $3.7 million and current liabilities were approximately $22.9 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $19.2 million.

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

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Financing Transactions,” and as described in this report under the caption “Liquidity and Capital Resources” and Notes 10 and 11 to our financial statements.

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

Management, with the participation of our Interim Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2026. Based on that evaluation, our Interim Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting as described below.

Material Weaknesses in Internal Control Over Financial Reporting; Remediation Activities

Management had previously determined that there were material weaknesses in our internal control over financial reporting resulting from (i) a lack of segregation of incompatible duties based on the limited number of employees responsible for the Company’s accounting and reporting functions and (ii) the lack of controls to prevent a misstatement in accounting for sales refunds, gross vs. net presentation of revenues, cash account foreign currency transaction adjustments, common stock issuances, fair value measurements (reviewing work by third party specialist) and accounts payable, and gain on extinguishment of liabilities in a timely manner. In an effort to remediate the material weakness in our internal control over financial reporting described above, we intend to take the actions to implement the processes described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company made a motion seeking dismissal of the conversion and civil theft counts, which was granted by the Fourth Judicial District Court, Hennepin County, Minnesota on October 31, 2022. On August 9, 2023, the Company moved for summary judgment on Mr. Michaels’ remaining claims. A jury trial commenced on January 23, 2024. During trial, on January 24, 2024, the Company filed a motion for judgement in favor of the Company as a matter of law, which was denied by the Court. On January 25, 2024, the jury in the lawsuit rendered a verdict against the Company awarding damages to Mr. Michaels in the amount of $585,976.25. On February 22, 2024, the Company filed a renewed motion for post-verdict judgment in favor of the Company as a matter of law. On February 26, 2024, the Judge in the lawsuit denied the renewed motion for post-verdict judgment. On March 25, 2024, Mr. Michaels filed a Notice and Application for Taxation of Costs and Disbursements. On March 26, 2024, the Company filed its Notice of Appeal. On March 26, 2024, Mr. Michaels served a motion for Pre-verdict and Prejudgment Interest. On March 27, 2024, a Notice of Entry of Judgment was filed and, on March 28, 2024, a Notice of Docketing of Judgment was entered. The Company appealed the verdict and the court of appeals affirmed the judgment in February 2025, which granted approximately $22,000 in additional damages to Mr. Michaels. On March 12, 2025, the Company petitioned the supreme court for review. On May 13, 2025, the supreme court denied the petition. On November 21, 2025, the Company tendered full payment of the judgment based on calculations of Mr. Michaels’ former counsel, but Mr. Michaels refused to recognize satisfaction of the judgment. On February 2, 2026, the Company filed a motion to compel satisfaction of the judgment and shortly thereafter tendered an additional $25,000 for post-judgment interest. On March 9 and 10, 2026, the Company filed motions to compel satisfaction of the same judgment docketed in California and to quash subpoenas served there. At June 30, 2026 and December 31, 2025, approximately $0 and $27,000, respectively, was accrued as a settlement payable. On April 2, 2026, the Minnesota court ordered the judgment satisfied. Mr. Michaels withdrew the subpoenas and satisfied the judgment in California. On April 17, 2026, the California court entered an order awarding the Company approximately $45,000 for its costs and attorneys’ fees incurred compelling satisfaction of the judgment. Mr. Michaels paid the award to the Company’s counsel and the matters in Minnesota and California are now concluded.

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands approximately $869,000 in unpaid rent plus attorneys’ fees On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025. On February 13, 2026, the Court granted Plaintiff’s second motion for summary judgment and awarded liquidated damages in the amount of approximately $1.3 million, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. On March 20, 2026, Amaze requested that the Court reduce the award by approximately $205,000 in unreasonable fees and costs. On May 15, 2026, the Court sustained many of Amaze’s objections to the fee award and reduced the fees owed by 50%. The Final Order and Judgment awarded the Plaintiff liquidated damages to approximately $1.0 million, plus court costs and reasonable attorney fees of approximately $157,000, for a total award in the aggregate amount of $1.2 million, which bears interest at the statutory rate of 6% per annum from the May 15, 2026 date of the order. Amaze filed its notice of appeal on June 12, 2026. Then, on June 30, 2026, Amaze filed a motion for a prehearing conference, which has yet to be scheduled. At June 30, 2026 and December 31, 2025, approximately $1.3 million was accrued as a settlement payable.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. In November 2025, the Company settled the lawsuit for approximately $185,000 with monthly payments to be made through September 2026. At June 30, 2026 and December 31, 2025, approximately $62,000 and $154,000, respectively, was accrued as a settlement payable.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. On May 6, 2026, the Company reached a preliminary agreement to resolve the dispute for an estimated $150,000, which the Company has recorded $200,000 in accounts payable as of both June 30, 2026 and December 31, 2025.

Baron App, Inc. dba Cameo v. Amaze Holding Company LLC

Amaze Holding Company LLC is the Defendant in Baron App, Inc., dba Cameo v. Amaze Holding Company LLC, Case No. 30-2025-01486631-CU-BC-NJC, in the Superior Court of California, County of Orange. Plaintiff filed the Complaint on May 30, 2025. Plaintiff alleges breach of contract and damages subject to proof in excess of $140,000. Mercer Oak filed the Company’s Answer and Affirmative Defenses on July 15, 2025. An initial Case Management Conference took place October 28, 2025. In April 2026, the parties reached a settlement for $140,000. This was accrued as a settlement payable for $83,000 and $140,000 as June 30, 2026 and December 31, 2025, respectively.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K.

We may be unable to maintain our listing on NYSE American due to existing or future continued listing requirements.

Our common stock is listed on the NYSE American. The NYSE American imposes various continued listing standards, the noncompliance with which may result in the delisting of our common stock. For example, Section 1003 of the NYSE American Company Guide imposes continued listing requirements that we may not satisfy in the future. Notably, the rules provide that if the Company’s stock price trades at a “low price per share,” the NYSE American will delist us without a compliance period or opportunity to cure. The NYSE American presently considers $0.10 per share to be a low stock price resulting in immediate delisting. Prior to the date of the filing of this Quarterly Report, our stock price has been trading below $0.21 per share and has declined gradually over the course of the year from $3.29 on January 2. In an effort to avoid falling below $0.10 per share, the Company may effect a reverse stock split. However, there can be no assurance that we will be able to effect such a reverse split in time to avoid our stock price falling below the $0.10 minimum, including due to procedural and advance notice requirements before the reverse split can take effect. Further, under NYSE American Company Guide Rule 1003(f)(vi), an issuer may not effectuate reverse splits over a prior two-year period with a cumulative ratio of 200 shares or more to one. The Company effected a 1-for-23 reverse split on June 12, 2025, and then a 1-for-8 reverse split on July 24, 2026, representing a cumulative ratio of 184-to-1, thereby significantly limiting our remaining ability to increase our stock price through this method until June 12, 2027. Additionally, NYSE American rule changes which take effect in October 2026 impose more stringent continued listing requirements than those currently in effect and increase the minimum “low price per share” described above from $0.10 to $0.25. We have been below this threshold and may therefore become subject to delisting in the future when these rule changes take effect.

Based on the above and potentially other requirements and factors, some of which are beyond our control, we cannot assure you that our common stock will remain listed on the NYSE American. If we are delisted by the NYSE American, the market for and liquidity of our common stock will decline, and you could lose all or part of your investment in us. Further, a delisting would substantially hinder our ability to raise necessary capital, which could have a material adverse effect on us and force us to cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2026, the Company issued an aggregate of 554,446 shares of its common stock upon the conversion of 3,850 shares of its Series B preferred stock and 4,500 shares of Series A preferred stock, with the Series A conversion including accrued dividends of approximately $223,000, in each case in accordance with the terms of the applicable Certificate of Designation. The issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

During the six months ended June 30, 2026, the Company issued 1,142,480 shares of common stock pursuant to the ELOC. The issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

On July 31, 2026, the Board of Directors of the Company determined that Aaron Day would no longer serve as Chief Executive Officer of the Company, effective immediately. Mr. Day will continue to serve as a member of the Company’s Board. The Board appointed Joel Krutz, the Company’s Chief Financial Officer, to serve as interim Chief Executive Officer of the Company, effective immediately, while the Board conducts a search for a permanent successor. Mr. Krutz will continue to serve as the Company’s Chief Financial Officer during this period.

Item 6. Exhibits

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 by and among Fresh Vine Wine, Inc., Amaze Holdings, Inc., Amaze Software, Inc. (“Amaze”), the Stockholders of Amaze listed on Schedule I and signatory thereto, and Aaron Day, solely in his capacity as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025)

3.1	Plan of Conversion (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 2022)

3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 2, 2023)

3.4	Amendment No. 1 to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on August 2, 2023)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 20, 2024)

3.6	Certificate of Designation of Preferences, Rights, and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 10, 2025)

3.7	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 13, 2025)

3.8	Amended and Restated Bylaws of Fresh Vine Wine, Inc. (effective as of March 24, 2025 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 13, 2025)

3.9	Certificate of Correction (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 9, 2025)

3.10	Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed April 9, 2025)

3.11	Certificate of Amendment to Articles of Incorporation effective June 12, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 13, 2025)

3.12	Amendment No. 1 to the Amended and Restated Bylaws of Amaze Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2026)

3.13	Certificate of Change of Amaze Holdings, Inc. effective July 27, 2026 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 15, 2026)

10.1	Amaze Holdings, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 17, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAZE HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Joel Krutz
Joel Krutz
Interim Chief Executive Officer and Chief Financial Officer

