Form 10-Q
period 2026-09-30
AMAZE HOLDINGS, INC.
filed 2026-11-13
CIK 1880343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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
Common stock, $0.001 par value

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

As of November 13, 2026, the registrant had 36,172,684 shares of common stock outstanding.

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

●	We have a history of losses from operations and there are no assurances we will report profitable operations in future periods or continue as a going concern.

●	We will require additional capital to fund our operations and growth, and we may be unable to obtain financing on acceptable terms or at all.

●	Substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

●	If we are not successful in materially increasing our revenues from our current operations or acquiring a new business, it would have a material adverse effect on our company.

●	We and our stockholders will face various risks and uncertainties in connection with our efforts to identify and complete a business combination or strategic transaction.

●	We are heavily reliant on third-party suppliers to provide goods to our clients and disruptions in the supply chain could adversely affect our business.

●	We depend on third-party platforms, and changes in platform popularity, algorithms, policies or access could adversely affect our business.

●	Our brand success may rely on the reputation of our clients’ brands, which could be adversely affected by the actions of our clients.

●	Unfavorable economic conditions may lead to a decrease in discretionary spending which could adversely affect the demand for our clients’ products and content.

●	Our success and growth depend, in part, on attracting new clients and we may not be successful in doing so.

●	We have relationships with suppliers outside of the United States and the imposition of tariffs may increase our costs and adversely affect our business.

●	We rely on third-party payment processors and are exposed to risks relating to payment failures, fraud, chargebacks and other transaction-related losses.

●	We face intense competition and may not be able to compete effectively.

●	Our revenue growth rate and financial performance have fluctuated, which makes it difficult to predict the future success of our business operations.

●	Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

●	If we fail to comply with United States and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

●	We may be subject to litigation which could result in significant costs and liabilities and have a material adverse effect on our business operations.

●	Our common stock is subject to “penny stock” rules which may limit the market and liquidity of our common stock and our ability to raise capital.

●	The sale of a substantial number of shares of common stock in the public market pursuant to our Securities Purchase Agreement dated as of May 6, 2025, as amended, and Securities Purchase Agreement dated October 15, 2026 by and between us and the selling stockholder, establishing equity lines of credit could cause substantial dilution and adversely affect the prevailing market price of our common stock.

●	The issuance of shares of common stock upon conversion of outstanding shares of Series F Preferred Stock will dilute all other stockholders.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	2
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$2,213,529	$2,874,710
Note receivable, net of allowance	—	199,000
Inventories, net	—	46,595
Prepaid expenses and other	942,790	1,163,078
Deferred offering costs	18,552	105,973
Interest receivable	4,623	698
Total current assets	3,179,494	4,390,054

Other assets
Equity investment	350,000	—
Fixed assets, net	1,244	3,673
Intangible assets, net	2,014,207	22,254,379
Right of use asset	109,355	—
Goodwill	7,565,680	7,565,680
Total other assets	10,040,486	29,823,732

Total assets	$13,219,980	$34,213,786

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$5,793,507	$6,403,888
Accrued compensation	952,381	647,098
Accrued creator commissions	3,529,351	3,363,959
Settlement payable	1,715,693	1,714,385
Accrued expenses	575,900	1,004,540
Accrued expenses - related parties	309,333	309,333
Accrued sales tax	3,147,503	3,109,334
Deferred revenue	350,726	767,436
Convertible notes payable, net of discount	3,571,256	4,753,919
Notes payable, current portion, net of discount	1,377,291	2,370,907
Operating lease, current portion	77,822	—
Total current liabilities	21,400,763	24,444,799

Long-term liabilities
Operating lease, net of current portion	42,137	—

Total liabilities	21,442,900	24,444,799

Commitments and contingencies – Note 16

Stockholders’ equity (deficit)
Series A preferred stock, $0.001 par value – 10,000 shares authorized at September 30, 2026 and December 31, 2025; 0 and 4,500 shares issued and outstanding at September 30, 2026 and December 31, 2025, preference in liquidation of $0 and $879,567 at September 30, 2026 and December 31, 2025, respectively	—	5
Series B preferred stock, $0.001 par value – 50,000 shares authorized at September 30, 2026 and December 31, 2025; 1,400 and 5,250 shares issued and outstanding at September 30, 2026 and December 31, 2025, preference in liquidation of $210,000 and $787,500 at September 30, 2026 and December 31, 2025, respectively	1	5
Series C preferred stock, $0.001 par value – 100,000 shares authorized at September 30, 2026 and December 31, 2025; 5,350 shares issued and outstanding at September 30, 2026 and December 31, 2025; preference in liquidation of $535,000 at September 30, 2026 and December 31, 2025	6	6
Common stock, $0.001 par value – 93,750,000 shares authorized at September 30, 2026 and December 31, 2025; 36,172,684 and 3,933,889 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	36,173	3,934
Additional paid-in capital	108,514,094	94,256,224
Accumulated deficit	(116,773,194)	(84,491,187)
Total stockholders’ equity (deficit)	(8,222,920)	9,768,987

Total liabilities and stockholders’ equity (deficit)	$13,219,980	$34,213,786

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Revenues	$469,448	$1,254,241	$1,558,122	$2,184,339
Cost of revenues	25,375	81,351	137,450	226,513
Gross income	444,073	1,172,890	1,420,672	1,957,826

Selling, general and administrative expenses	3,633,624	4,765,448	12,156,718	11,533,582
Equity-based compensation	65,048	768,403	392,262	958,762
Depreciation and amortization	1,088,584	1,675	3,182,610	3,907
Impairment of intangible assets	17,712,663	—	17,712,663	—
Operating loss	(22,055,846)	(4,362,636)	(32,023,581)	(10,538,425)

Other income (expense)
Other income (expense)	(817)	15,006	15,680	1,107
Interest expense	(73,867)	(480,007)	(279,169)	(1,404,995)
Realized loss on equity investment	—	—	—	(41,000)
Change in fair value of convertible debt	(239,610)	(20,304)	(527,070)	(20,304)
Gain (loss) on extinguishment of liabilities	138,447	(298,917)	550,733	(280,616)
Total other income (expense)	(175,847)	(784,222)	(239,826)	(1,745,808)

Net loss	(22,231,693)	(5,146,858)	(32,263,407)	(12,284,233)
Series A preferred dividends	—	30,600	18,600	140,133
Net loss attributable to common stockholders	$(22,231,693)	$(5,177,458)	$(32,282,007)	$(12,424,366)

Weighted average shares outstanding
Basic	20,462,334	765,055	10,837,146	355,453
Diluted	20,462,334	765,055	10,837,146	355,453

Net loss per share - basic	$(1.09)	$(6.77)	$(2.98)	$(34.95)
Net loss per share - diluted	$(1.09)	$(6.77)	$(2.98)	$(34.95)

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Month Periods Ended September 30, 2026 and 2025

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,350	$9	50,000	$50	—	$—	—	$—	90,854	$91	$30,637,497	$(29,158,801)	$1,478,846
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(56,100)	(56,100)
Issuance of Series C preferred stock and warrants	—	—	—	—	6,150	6	—	—	—	—	581,949	—	581,955
Issuance of Series D preferred stock and warrants	—	—	—	—	—	—	750,000	750	—	—	74,999,250	—	75,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,208)	(2,089,208)
Balance, March 31, 2025	9,350	$9	50,000	$50	6,150	$6	750,000	$750	90,854	$91	$106,218,696	$(31,304,109)	$74,915,493
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(53,433)	(53,433)
Issuance cost in conjunction with name change	—	—	—	—	—	—	—	—	—	—	(56,667)	—	(56,667)
Issuance of Series C preferred stock and warrants	—	—	—	—	2,400	3	—	—	—	—	203,109	—	203,112
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	2,954	3	262,497	—	262,500
Issuance of common stock for services	—	—	—	—	—	—	—	—	2,826	3	190,356	—	190,359
Common stock issued in connection with reverse stock split	—	—	—	—	—	—	—	—	6,121	6	(6)	—	—
Warrants issued in conjunction with debt	—	—	—	—	—	—	—	—	—	—	213,553	—	213,553
Conversion of Series A preferred stock	(2,337)	(2)	—	—	—	—	—	—	13,350	13	(11)	—	—
Conversion of Series B preferred stock	—	—	(10,750)	(11)	—	—	—	—	12,984	13	(2)	—	—
Conversion of Series D preferred stock	—	—	—	—	—	—	(750,000)	(750)	509,515	510	240	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,048,167)	(5,048,167)
Balance, June 30, 2025	7,013	$7	39,250	$39	8,550	$9	—	$—	638,604	$639	$107,031,765	$(36,405,709)	$70,626,750
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(30,600)	(30,600)
Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	94,875	95	4,445,091	—	4,445,186
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	3,634	4	(4)	—	—
Warrants issued in conjunction with debt	—	—	—	—	—	—	—	—	—	—	209,408	—	209,408
Conversion of Series A preferred stock	(2,513)	(2)	—	—	—	—	—	—	21,718	22	145,787	—	145,807
Conversion of Series B preferred stock	—	—	(34,000)	(34)	—	—	—	—	41,064	41	(7)	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	768,403	—	768,403
Issuance of commencement shares with securities purchase agreement	—	—	—	—	—	—	—	—	1,473	1	162,244	—	162,245
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,146,858)	(5,146,858)
Balance, September 30, 2025	4,500	$5	5,250	$5	8,550	$9	—	$—	801,368	$802	$112,762,687	$(41,583,167)	$71,180,341

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	4,500	$5	5,250	$5	5,350	$6	—	$—	3,933,889	$3,934	$94,256,224	$(84,491,187)	$9,768,987
Accrued preferred dividends, Series A	—	—	—	—	—	—	—	—	—	—	—	(18,600)	(18,600)
Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	296,600	297	381,150	—	381,447
Common stock issued under At-The-Market Offering	—	—	—	—	—	—	—	—	378,028	378	1,267,156	—	1,267,534
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	2,225	2	(2)	—	—
Conversion of Series A preferred stock and accrued dividends	(2,000)	(2)	—	—	—	—	—	—	205,855	206	209,063	—	209,267
Conversion of Series B preferred stock	—	—	(3,850)	(4)	—	—	—	—	145,834	146	(142)	—	—
Conversion of convertible notes payable	—	—	—	—	—	—	—	—	96,921	97	654,236	—	654,333
Equity-based compensation	—	—	—	—	—	—	—	—	6,456	6	159,577	—	159,583
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,609,874)	(5,609,874)
Balance, March 31, 2026	2,500	$3	1,400	$1	5,350	$6	—	$—	5,065,808	$5,066	$96,927,262	$(90,119,661)	$6,812,677

Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	845,880	846	937,220	—	938,066
Common stock issued under At-The-Market Offering	—	—	—	—	—	—	—	—	4,132,313	4,132	5,578,151	—	5,582,283
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	6,345	6	(6)	—	—
Conversion of Series A preferred stock and accrued dividends	(2,500)	(3)	—	—	—	—	—	—	202,757	203	13,700	—	13,900
Equity-based compensation	—	—	—	—	—	—	—	—	66,869	67	167,564	—	167,631
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,421,840)	(4,421,840)
Balance, June 30, 2026	—	$—	1,400	$1	5,350	$6	—	$—	10,319,972	$10,320	$103,623,891	$(94,541,501)	$9,092,717

Common stock issued under Equity Line of Credit	—	—	—	—	—	—	—	—	5,060,529	5,061	923,999	—	929,060
Common stock issued under At-The-Market Offering	—	—	—	—	—	—	—	—	20,754,227	20,754	3,901,194	—	3,921,948
Issuance of commitment shares with securities purchase agreement	—	—	—	—	—	—	—	—	37,956	38	(38)	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	65,048	—	65,048
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,231,693)	(22,231,693)
Balance, September 30, 2026	—	$—	1,400	$1	5,350	$6	—	$—	36,172,684	$36,173	$108,514,094	$(116,773,194)	$(8,222,920)

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(32,263,407)	$(12,284,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	100,335	844,535
Depreciation and amortization expense	3,182,610	3,907
Amortization of right of use asset	44,520	—
Impairment of intangible assets	17,712,663	—
Realized loss on equity investment	—	41,000
Change in fair value of convertible notes payable	527,070	20,304
Gain on extinguishment of liabilities	(550,733)	(18,301)
Loss on extinguishment of debt	—	298,185
Equity-based compensation	392,262	958,762
Inventory write-downs	43,712	—
Allowance for doubtful accounts	199,000	—
Changes in operating assets and liabilities
Accounts receivable	—	(25,867)
Inventories	2,883	38,305
Prepaid expenses and other	220,288	2,822
Interest receivable	(3,925)	(41,293)
Accounts payable	(200,365)	947,705
Accrued compensation	318,950	383,093
Accrued creator commissions	165,392	90,376
Settlement payable	128,358	(124,559)
Accrued expenses	(219,740)	(124,346)
Accrued sales tax	38,169	153,259
Deferred revenue	(416,710)	(940,615)
Operating lease	(33,916)	—
Net cash used in operating activities	(10,612,584)	(9,776,961)

Cash flows from investing activities
Equity investment	(350,000)	—
Cash acquired through acquisition (Note 2)	—	591,686
Capitalized internally developed software	(271,427)	—
Intangible asset acquired in Kast acquisition	(381,245)	—
Issuance of note receivable	—	(900,000)
Net cash used in investing activities	(1,002,672)	(308,314)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	—	3,466,489
Proceeds from financing arrangement, net of issuance costs	—	225,000
Proceeds from convertible notes payable and warrants	—	1,719,121
Proceeds from issuance of Series C preferred stock – net of issuance costs	—	703,047
Repayment of debt	(2,153,684)	(993,228)
Deferred offering costs	87,421	(31,755)
Warrants issued in conjunction with debt	—	422,961
Commencement shares issued with debt	—	162,245
Issuance of common stock in conjunction with securities purchase agreement	—	262,500
Issuance of common stock from Equity Line of Credit, net of issuance costs	2,248,573	4,293,186
Issuance of common stock from At-The-Market Offering, net of issuance costs	10,771,765	—
Net cash provided by financing activities	10,954,075	10,229,566

Net increase (decrease) in cash	(661,181)	144,291

Cash - beginning of period	2,874,710	155,647

Cash - end of period	$2,213,529	$299,938

Supplemental disclosure of non-cash investing and financing activities
Series A preferred dividends converted to common stock	$223,167	$145,804
Right of use asset obtained in exchange for operating lease	$153,875	$—
Convertible notes converted to common stock	$654,333	$—
Acquisition through issuance of Series D and Merger Warrants	$—	$75,000,000
Repayment of debt with investment	$—	$521,260
Forgiveness of note receivable and interest with note payable and interest from Acquisition	$—	$4,478,181
Warrants issued in conjunction with debt	$—	$422,961
Issuance cost in conjunction with name change	$—	$56,667
Accrued Series A dividends	$18,600	$140,133
Other receivable issued in exchange for common stock	$—	$152,000
Accrued expenses converted to Series C preferred stock and warrants	$—	$82,020

See accompanying notes to the unaudited condensed consolidated financial statements.

AMAZE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Effective March 24, 2025, Fresh Vine Wine, Inc. was renamed “Amaze Holdings, Inc.” (“Amaze”). Amaze Holdings, Inc. together with its consolidated subsidiaries (the “Company,” “our,” “we”), is an innovative software company dedicated to empowering creators by providing comprehensive software solutions and services that facilitate e-commerce, social commerce, integrated commerce selling experiences, and the distribution of a premium wine brand. The Company is a Nevada corporation. In March 2025, the Company completed the acquisition of Amaze Software, Inc., see Note 2.

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

Liquidity, Going Concern, and Management Plan

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $116.8 million as of September 30, 2026. Cash flows used in operating activities were approximately $10.6 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had approximately $18.2 million working capital deficit, inclusive of approximately $2.2 million in cash.

The Company received net proceeds of approximately $2.2 million from the Equity Line of Credit (“ELOC”) and $10.8 million from the At-The-Market (“ATM”) offering during the nine months ended September 30, 2026.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, cash, working capital and strategic capital raises. The ultimate success of these plans is not guaranteed.

Conditions that raise substantial doubt about the Company’s ability to continue as a going concern include a working capital deficit of approximately $18.2 million as of September 30, 2026, recurring losses and negative cash flows from operations, the continuing event of default on the A&R Notes (see Note 10), the delisting of the Company’s common stock from the NYSE American, and the loss of the at-the-market funding. The Company’s plans include sales of common stock under the 2026 Purchase Agreement (see Note 18), which became available upon the effectiveness of the related registration statement on October 27, 2026. Sales under the 2026 Purchase Agreement are subject to conditions and limitations outside the Company’s control. Accordingly, management has concluded that its plans are not probable of alleviating substantial doubt.

The Company will need additional debt or equity financing to sustain existing operations. If adequate financing is not available, the Company will be forced to take measures to severely reduce its expenses and business operations or discontinue them completely. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner would negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

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

Asset Purchase Agreement of Foodchannel.com LLC

On November 7, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Food Channel Amaze Company LLC, a wholly-owned subsidiary of the Company (“Purchaser”), Foodchannel.com LLC, a Missouri limited liability company (“Seller”), Solaris Media, Inc., a New York corporation and Intuience, LLC, a Missouri limited liability company. Subject to the terms and conditions of the Asset Purchase Agreement, on November 7, 2025, Purchaser acquired all of the assets of Seller related to an online platform for creators and consumers focused on culinary content, including the name “Food Channel” and all intellectual property related to the Seller. See Note 2. During the three and nine months ended September 30, 2026, the Company recognized an impairment of the intangible assets acquired in this transaction. See Note 7.

Asset Purchase Agreement of Kast

As of May 15, 2026, the Company entered into a Kast Asset Purchase Agreement under which the Company’s wholly owned subsidiary agreed to acquire certain intellectual property assets which are the subject of an April 7, 2025 Amaze Partnership Agreement. The stated purchase price is $3 million. Under the terms of the agreement, the purchase price will be payable solely from amounts received by the Company under the ELOC agreement on or before March 31, 2027. Should the amounts received under the ELOC be less than the stated $3 million purchase price, the Company will not be obligated to fund any remaining difference. See Note 2. During the three and nine months ended September 30, 2026, the Company recognized an impairment of the intangible assets acquired in this transaction. See Note 7.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowance for doubtful accounts, allowance for inventory obsolescence, capitalization of costs associated with internally developed software, debt accounted for under the fair value option, equity-based compensation for employees and non-employees, goodwill and intangible impairment and the valuation of deferred tax assets.

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

Intangibles

The Company capitalizes the fair value of intangible assets acquired in business combinations, costs incurred to acquire intangible assets in asset acquisitions and internally developed software. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives. Useful lives on definite-lived intangible assets range from three to nine years. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, trademarks, content library, customer relationships and developed technologies. Intangible assets, including internally developed software, are tested for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the carrying amount exceeds the sum of the undiscounted cash flows expected from its use and eventual disposition, an impairment loss is recognized for the excess of the carrying amount over fair value. During the three and nine months ending September 30, 2026, the Company recognized impairment of intangible assets of approximately $17.7 million. See Note 7. No impairments were recorded during the three and nine months ended September 30, 2025.

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

During the three months ended September 30, 2026 and 2025, the Company amortized approximately $21,000 and $0, respectively, of internally developed software costs. During the nine months ended September 30, 2026 and 2025, the Company amortized approximately $25,000 and $0, respectively, of internally developed software costs. The gross carrying amount of capitalized internally developed software costs was $430,000 and $0 at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the accumulated amortization of capitalized internal-use software development costs was approximately $25,000 and $0, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed in a business combination. In connection with the acquisition of Amaze Software, Inc. on March 7, 2025, the Company recognized goodwill of $41,860,759, which is primarily related to the value placed on the employee workforce and expected synergies. The Company recorded a goodwill impairment charge of $34,295,079 for the year ended December 31, 2025, using a combination of an income approach and a guideline public company market approach.

The Company tests goodwill for impairment at the reporting unit level at least annually, in the fourth quarter as of December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may exceed its fair value. The Company has one reporting unit, to which all goodwill is allocated.

During the three months ended September 30, 2026, the decline in the Company’s share price below $0.10, the suspension of trading and delisting of its common stock from the NYSE American, the loss of at-the-market funding, and the expected shutdown of the Spring website were indicators of potential impairment. The Company performed an interim quantitative test as of September 30, 2026. The Company first tested the long-lived assets of the reporting unit and recognized an impairment of approximately $17.7 million, see Note 7. After that impairment, the carrying amount of the reporting unit, including goodwill, was negative, so no goodwill impairment was recorded. No goodwill impairment was recognized during the three and nine months ended September 30, 2025. At September 30, 2026, goodwill of $7,565,680 is allocated to a reporting unit with a negative carrying amount, and as a result, no impairment of goodwill was recorded.

The following is a roll forward of goodwill:

Balance, December 31, 2024	$-
Goodwill recognized in the acquisition of Amaze Software, Inc.	41,860,759
Impairment charge, year end December 31, 2025	(34,295,079)
Balance, December 31, 2025	7,565,680
Impairment charge, nine months ended September 30, 2026	-
Balance, September 30, 2026	$7,565,680

Inventories

Inventories primarily include bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value.

The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of revenues. As of September 30, 2026 and December 31, 2025, the Company had recorded an inventory allowance of approximately $165,000 and $123,000, respectively.

Deferred Offering Costs

Deferred offering costs primarily consist of legal fees and any other fees relating to the Company’s Equity Line of Credit, which became effective in October 2025. The deferred offering costs will be capitalized as incurred and will be offset against the sale of common stock over the period of the Company’s offering. All deferred offering costs related to the ATM Agreement were fully amortized as of September 30, 2026.

Investment in C2 Capital Group, Inc.

The Company has elected the measurement alternative for non-marketable equity securities under ASC 321, Investments — Equity Securities. In accordance with ASC 321, the non-marketable equity securities are initially measured at cost and reviewed at each reporting period for impairment and observable price changes. During the three months ended September 30, 2026, the Company acquired 93,333 shares of common stock of C2 Capital Group, Inc. for $350,000, representing an ownership interest of approximately 5%. The Company does not have significant influence over C2 Capital Group, Inc. and accounts for the investment under the measurement alternative. As of September 30, 2026, there were no changes recorded for the value of the investment since the initial measurement, including an observable transaction on approximately September 30, 2026, in the identical shares of common stock of C2 Capital Group, Inc. As a result, the investment qualifies as a financial instrument, measured at fair value on a nonrecurring basis under level 3 of the fair value hierarchy.

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

The following table presents the percentages of total consolidated revenue disaggregated by sales channels for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Wholesale	—%	0.29%	—%	0.31%
Direct to consumer	0.62%	15.09%	3.42%	12.89%
E-commerce	83.23%	66.90%	80.90%	76.57%
Subscriptions	16.15%	17.72%	15.68%	10.23%
Total revenue	100%	100%	100%	100%

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

Contract liabilities as of September 30, 2026, December 31, 2025, and January 1, 2025 were approximately $351,000, $767,000 and $2,000, respectively. Revenue recognized in the nine months ending September 30, 2026 and 2025 from contract liabilities as of December 31, 2025 and December 31, 2024 was approximately $623,000 and $2,000, respectively.

Receivables with customers as of September 30, 2026, December 31, 2025, and January 1, 2025, were $0, $0 and $6,966, respectively.

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

	September 30, 2026
	Level 1	Level 3	Total
Liabilities
2025 August convertible note payable	$—	$299,487	$299,487
2025 September convertible notes payable	—	2,371,769	2,371,769

	December 31, 2025
	Level 1	Level 3	Total
Asset
Note receivable	$—	$199,000	$199,000
Liabilities
2025 August convertible note payable	$—	$241,070	$241,070
2025 September convertible notes payable	—	3,018,457	3,018,457

The carrying values of cash, accounts receivable, accounts payable, deferred revenue and other financial working capital items approximate fair value at September 30, 2026 and December 31, 2025, due to the short maturity nature of these items.

Income Taxes

The Company accounts for income taxes in accordance with Codification Topic 740, Income Taxes, which requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance against its deferred tax assets at the end of each quarter. If the Company determines that it is more likely than not that we will realize its deferred tax assets in the future in excess of the net recorded amount over a reasonably short period of time, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, if we determine that it is more likely than not that we will not realize all or part of its net deferred tax asset in the future, an increase to the valuation allowance would be charged to income in the period such determination was made.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of September 30, 2026 or December 31, 2025, and as such, no interest or penalties were recorded to income tax expense. As of September 30, 2026 and December 31, 2025, the Company has no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Gain (Loss) on Extinguishment of Liabilities

Under ASC 405-20, the Company recognizes gains or losses arising from the extinguishment of liabilities, depending on the nature of the contract and the underlying transaction. A gain (loss) on extinguishment is considered to occur when the parties to a contract agree to terminate or modify their obligations in exchange for a negotiated payment or other consideration. Gains (losses) are recognized when all performance obligations under the contract have been satisfied or legally extinguished, and the consideration paid is less than the carrying amount of any liabilities derecognized or assets transferred.

For the three months ended September 30, 2026 and 2025, the Company recorded gains (losses) resulting from the extinguishment of certain liabilities of approximately $138,000 and $(299,000), respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded gains (losses) resulting from the extinguishment of certain liabilities of approximately $551,000 and $(281,000), respectively.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses were approximately $313,000 and $470,000 for the three months ended September 30, 2026 and 2025, respectively. Advertising expenses were approximately $1.5 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively, and are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The following outstanding potentially dilutive common shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30, 2026	December 31, 2025
Warrants	110,756	110,756
Preferred stock	3,780	34,674
Restricted stock units	297,933	382,144
Stock options	380	380
	412,849	527,954

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

Recently Issued Accounting Pronouncements

In November of 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating ASU 2024-03 to determine its impact on its condensed consolidated financial statements.

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that enhance income tax disclosures, primarily through standardization and disaggregation of income tax rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2023-09 to assess the impact on its financial statement disclosures and to determine the transition method in which the new guidance will be adopted.

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

NYSE American  Delisting and OTC Quotation

On July 13, 2026, NYSE Regulation halted trading in the Company’s common stock because of an abnormally low selling price. The Company effected a 1-for-8 reverse stock split on July 24, 2026 and regained compliance with the NYSE American’s continued listing standards on July 27, 2026. On September 28, 2026, the price of the Company’s common stock again fell below $0.10 per share. On September 29, 2026, the Company received written notice from the NYSE American that it would commence delisting proceedings and suspend trading immediately, because the Company is no longer suitable for listing under Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of its common stock. The Company did not appeal. The NYSE American filed a Form 25 on October 1, 2026, and the delisting became effective on October 12, 2026. The Company’s common stock is now quoted on the OTC Pink market under the symbol “AMZE.” On November 3, 2026, the Company submitted an application to OTC Markets Group to have its common stock quoted on the OTCID Basic Market. As of the date of this report, the Company has not received a decision on the application, and there is no assurance that the application will be approved or, if approved, that an active trading market will develop. Until a decision is received, the Company’s common stock is quoted on the OTC Pink market. The Company remains subject to the reporting requirements of the Exchange Act.

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

Goodwill represents the excess of the purchase price consideration over the valuation of the net assets acquired. At December 31, 2025, the Company performed its annual goodwill impairment test and recorded an impairment charge of approximately $34,295,000 related to the goodwill recognized in the Acquisition, which reduced the carrying amount of goodwill to approximately $7,566,000. During the three months ended September 30, 2026, events and changes in circumstances indicated that the carrying amounts of the Company’s long-lived assets and goodwill might not be recoverable. The Company performed an interim impairment test of its intangible assets and goodwill as of September 30, 2026. As a result, the Company recognized an impairment loss of approximately $17,000,000 on the intangible assets acquired in the Acquisition, which is included in the total impairment of intangible assets of approximately $17,713,000 recognized for the three and nine months ended September 30, 2026. See Note 7. No goodwill impairment was recognized as a result of the interim test, and goodwill remained at approximately $7,566,000 at September 30, 2026.

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

During the three months ended September 30, 2026, the decline in the Company’s share price, the delisting of its common stock from the NYSE American, and the Company’s expectation that it would cease development of the Food Channel business were indicators that the carrying amounts of the Food Channel intangible assets might not be recoverable. The Company concluded that the undiscounted cash flows expected from the asset group were less than its carrying amount and measured the assets at fair value, which it determined to be zero because no future cash flows are expected and no buyer has been identified (a Level 3 measurement). The Company recognized an impairment loss of approximately $371,000, consisting of $210,000 for the content library and $161,000 for the trademarks, and the carrying amount of the Food Channel intangible assets was $0 at September 30, 2026. See Note 7.

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

The total purchase price is up to $3,000,000, payable solely from proceeds the Company receives under its existing equity line of credit (the “ELOC”) during the period from closing through March 31, 2027. The first $150,000 of such proceeds is payable to the seller, and additional proceeds are payable to a noteholder in satisfaction of certain notes, until the purchase price is paid in full or the period expires, after which the Company has no further obligation. Because payment is contingent on and funded solely by future ELOC proceeds, the Company recognizes the cost of the acquired assets, and the related consideration, as amounts are paid in accordance with ASC 450. Through September 30, 2026, the Company had recognized approximately $381,000 of acquired intangible assets and made related payments of $371,000 and $10,000 of acquisition costs.

During the three months ended September 30, 2026, the Company determined that the Kast platform source code, which supports the Spring website and is included in the Spring asset group, was impaired as a result of the events described in Note 7. The Company recognized an impairment loss of approximately $352,000 on the Kast Assets, which reduced their carrying amount to $0 at September 30, 2026. Any further amounts paid under the Kast Asset Purchase Agreement from future ELOC proceeds will be expensed as incurred. See Note 7.

3. INVENTORIES

Inventory is primarily bottled wine which is carried at the lower of cost (calculated using the average cost method) or net realizable value. The Company recorded $0 during the three months ended September 30, 2026 and 2025 and $44,000 and $0 during the nine months ended September 30, 2026 and 2025, respectively, in inventory write down to net realizable value. This inventory included a valuation reserve of approximately $165,000 and $123,000 as of September 30, 2026 and December 31, 2025, respectively. The finished goods inventory was as follows:

	September 30, 2026	December 31, 2025
Inventory – finished goods	$—	$47,000

4. PREPAIDS AND OTHER EXPENSES

Prepaid expenses and other assets approximately consist of the following at:

	September 30, 2026	December 31, 2025
Prepaid creator commissions	$9,000	$9,000
Payroll deposit	20,000	21,000
Prepaid insurance	51,000	47,000
Prepaid software	36,000	84,000
Vendor deposits	27,000	83,000
Other	19,000	148,000
Prepaids	162,000	392,000

VAT taxes	765,000	761,000
Security deposits	16,000	10,000
Total	$943,000	$1,163,000

5. NOTE RECEIVABLE

Amaze Software

The Company and Amaze Software entered into a forgivable promissory note (the “Amaze Forgivable Note”) effective October 28, 2024, under which the Company agreed to lend to Amaze Software the principal sum of up to $3.5 million to facilitate continued operations. The Amaze Forgivable Note bears interest at 6.00% per annum until the closing date of the Business Combination, see Note 2. If the Business Combination did not close, the interest rate would have increased to 12% per annum from the date that negotiations ceased. The unpaid principal plus accrued interest was due and payable on the date that is 9 months after the date on which the Company or Amaze Software, Inc. provided notice to the other that negotiations had ceased if the Business Combination did not close. Provided there was no event of default, the Amaze Forgivable Note would be forgiven on the date the Business Combination closes. The Amaze Forgivable Note was secured by all of the assets of Amaze Software’s subsidiary, Amaze Holding Company LLC. The balance of the note receivable and accrued interest was $3,536,888 as of December 31, 2024. Effective March 7, 2025, the Company and Amaze Software amended the Amaze Forgivable Note to reflect an increase in the principal amount to up to $4.4 million, and to permit forgiveness of the total principal amount of $4.4 million and accrued interest thereon as a result of the closing of the Acquisition. In March 2025, upon the completion of the Acquisition, this note receivable and related accrued interest was forgiven in connection with the derecognition of the note payable that was assumed in the Amaze Software business combination resulting in no net impact to the Company’s condensed consolidated statement of operations.

EST Media

On December 15, 2025, the Company entered into a Convertible Subordinated Promissory Note (the “EST Media Note”) with EST Media, Inc. (“EST Media”), pursuant to which Amaze agreed to provide financing to EST Media in exchange for a subordinated convertible promissory note. Under the terms of the EST Media Note, Amaze advanced funds to EST Media that accrue interest and are payable at maturity unless earlier converted in accordance with the terms of the Note. The EST Media Note provides that, upon the closing of a qualified equity financing by EST Media that meets specified minimum financing thresholds (a “Qualified Financing”), the outstanding principal and accrued interest under the EST Media Note will automatically convert into shares of the same class of equity securities issued in such financing at a conversion price equal to the lesser of (i) 80% of the price per share paid by investors in the Qualified Financing or (ii) the price per share implied by a specified valuation cap. If a Qualified Financing does not occur prior to the maturity date, the outstanding principal and accrued interest become due and payable in cash, unless otherwise converted pursuant to the terms of the Note. In addition, upon certain change-of-control transactions involving EST Media, the holder may be entitled to receive a repayment amount equal to the outstanding principal plus a premium. The EST Media Note is unsecured, subordinated to certain senior indebtedness of EST Media, and includes customary representations, covenants, and events of default for transactions of this nature. As of September 30, 2026, the Company recorded a 100% allowance for the note receivable of $199,000 as the Company deemed it uncollectible.

6. COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	September 30, 2026	December 31, 2025
Computer equipment	$9,000	$9,000
Accumulated depreciation	(8,000)	(5,000)
Total	$1,000	$4,000

The Company has a useful life of 2-6 years for computer equipment. Depreciation was approximately $200 and $1,700 for the three months ended September 30, 2026 and 2025, respectively. Depreciation was approximately $2,400 and $3,900 for the nine months ended September 30, 2026 and 2025, respectively.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2026	December 31, 2025
Trade name	$2,000,000	$2,000,000
Trademarks	5,000	185,000
Content library (IP)	—	257,000
Customer relationships	—	8,500,000
Developed technology	—	14,500,000
Internally developed software	430,000	—
Less: accumulated amortization	(421,000)	(3,346,000)
	2,014,000	22,096,000
Internally developed software – in progress	—	158,000
Total	$2,014,000	$22,254,000

In June 2026, the Company placed into service internally developed software that had been a work in progress from November 2025 through June 2026. The Company has useful lives of 5-8 years for intangible assets. Amortization expense was approximately $1.1 million and $0 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was approximately $3.2 million and $0 for the nine months ended September 30, 2026 and 2025, respectively.

Impairment of Intangible Assets

During the three months ended September 30, 2026, the Company concluded that the following were indicators that the carrying amounts of certain long-lived assets might not be recoverable: the decline in its share price below $0.10 on September 28, 2026, the suspension of trading in its common stock on the NYSE American on September 29, 2026, the loss of the at-the-market funding that the Spring website required, and the expected shutdown of the Spring website. The Company tested each of its asset groups for recoverability as of September 30, 2026, at the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets: the Amaze Software, Inc. website (“Spring”), Food Channel and Amaze Commerce.

The undiscounted cash flows expected from the Spring and Food Channel asset groups, including disposal proceeds, were less than their carrying amounts. The Company therefore measured the assets of those groups at fair value. Because the groups have no expected future cash flows and no buyer had been identified, the Company determined the fair value of the assets, a Level 3 measurement, to be near zero and impaired the assets in full. The Company recognized an impairment loss of $17,712,663 for the three and nine months ended September 30, 2026, which is presented as impairment of intangible assets within operating expenses on the condensed consolidated statements of operations. The approximate loss consisted of the following:

	Asset group	Impairment
Customer relationships	Amaze Software, Inc	$7,022,000
Developed technology	Amaze Software, Inc	9,968,000
Developed technology	Kast	352,000
Content library and trademarks	Food Channel	371,000
Total		$17,713,000

The undiscounted cash flows of the Amaze Commerce asset group, with a carrying amount of $2,014,207 (new technology and the trade name), exceeded its carrying amount, so no impairment was recognized for that group. The Company operates as one segment. No impairment of intangible assets was recognized during the three and nine months ended September 30, 2025.

The Company’s estimated future amortization of intangible assets was approximately as follows:

Years Ending December 31, (unaudited)	Amount
2026 (remaining)	$84,000
2027	336,000
2028	336,000
2029	336,000
2030	336,000
Thereafter	586,000
Total	$2,014,000

8. ACCRUED EXPENSES

Accrued expenses approximately consist of the following at:

	September 30,	December 31,
	2026	2025
Accrued refunds	$32,000	$32,000
Accrued interest	138,000	390,000
Accrued Series A Preferred Stock dividends	—	205,000
Legal and professional	152,000	198,000
Other accrued expenses	254,000	180,000
Total	$576,000	$1,005,000

9. OPERATING LEASE

In January 2026, the Company entered into an operating lease agreement related to office space rental agreement in California. The monthly cost of this lease is approximately $7,000 and terminates in March 2028. The Company also leases office space in Kentucky under a short-term lease ending in December 2026 in exchange for lease payments of approximately $2,000.

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

Individual components of the total lease cost incurred by the Company for the nine months ended September 30, 2026 were approximately as follows:

	September 30,	September 30,
	2026	2025
Operating lease expense	$52,000	$-

Minimum rental payments under operating lease are recognized on a straight-line basis over the term of the lease.

The Company’s amount of future minimum lease payments under operating lease are as follows as of September 30, 2026:

Amount
Undiscounted future minimum lease payments:
2026 (remaining months)	$21,000
2027	85,000
2028	22,000
2029	—
2030	—
Thereafter	—
Total	128,000
Amount representing imputed interest	(8,000)
Total operating lease liability	120,000
Current portion of operating lease liability	(78,000)
Total long-term portion of operating lease liability	$42,000

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	September 30,	September 30,
	2026	2025
Weighted-average remaining lease term	1.5 years	$—
Weighted-average discount rate	7.89%	—

10. NOTES PAYABLE

Set forth below is a summary of the Company’s outstanding notes payable as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
August 2025 convertible notes	$1,199,000	$1,141,000
September 2025 convertible notes	2,372,000	3,018,000
Food Channel convertible notes	—	650,000
Less: discount on convertible notes	—	(56,000)
Total convertible notes, net of discount	3,571,000	4,753,000

2023 bridge notes	954,000	1,346,000
Blue Hawk, LLC promissory notes	423,000	950,000
2025 note payable	—	120,000
Less: discount on notes	—	(45,000)
Total notes payable, net of discount	1,377,000	2,371,000

Total	$4,948,000	$7,124,000

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

On August 11, 2025, the Company and the investors entered into Amended and Restated Convertible Promissory Notes (“A&R Notes”), which amended, restated, and modified the Original Notes without constituting a novation. The amendments extended the maturity date to August 11, 2026, maintained the 10% simple interest rate, and introduced a conversion feature allowing each holder to convert all outstanding principal and accrued interest into shares of Amaze common stock at a fixed conversion price of $32.00 per share. The notes required ten days’ written notice for conversion, prohibited fractional shares (rounded up), and capped total issuable shares to 19.9% of the Company’s outstanding common stock as of August 11, 2025, unless stockholder approval was obtained in accordance with NYSE American rules. Under both A&R Notes, the Company could prepay principal and interest at any time with ten days’ notice and without penalty. Standard events of default included failure to pay within five business days after notice, breach of covenants not cured within thirty days, or commencement of insolvency proceedings, each of which would render the note immediately due and payable.

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

In connection with the amendment, one of the investors agreed to lend an additional $600,000, increasing their total principal to $900,000 (with $850,000 cash funded and $50,000 OID) (the “Second A&R Note). As additional consideration, the Company issued a detachable warrant to the investor to purchase 9,375 shares of common stock at an $64.00 per share exercise price (the “Warrant”), exercisable at any time from the issuance date through the Warrant’s expiration, subject to (i) a 9.99% beneficial ownership blocker and (ii) a 19.9% exchange cap consistent with the NYSE American stockholder approval limitations.

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

For the three and nine months ended September 30, 2026, the Company recorded approximately $11,000 and $58,000 related to the change in fair value of the FVO A&R Note and interest expense, which was recognized in other income (expense) in the condensed consolidated statements of operations.

The following table presents the change in fair value of the FVO A&R Note for the periods identified, as a level 3 financial instrument:

Balance, January 1, 2026	$241,000
FVO A&R Note issued	-
Change in fair value	58,000
Balance, September 30, 2026 – FVO A&R Note	$299,000

Upon issuance of the Second A&R Note, the Company capitalized $50,000 of OID as debt discount which is amortized over the life of the Second A&R Note.

Interest expense on the Second A&R Note totaled approximately $97,000 for the nine months ended September 30, 2026, comprised of approximately $31,000 for the amortization of debt discount and $66,000 for coupon interest. Interest expense on the Second A&R Note totaled approximately $25,000 for the three months ended September 30, 2026, comprised of approximately $2,000 for the amortization of debt discount and $23,000 for coupon interest.

The following table presents the Second A&R Note as of September 30, 2026:

Second A&R Note principal	$900,000
Debt discount (OID)	-
Carrying value of A&R Notes	900,000
Plus: accrued interest	108,000
Total A&R Notes and accrued interest	$1,008,000

The A&R Notes matured on August 11, 2026. As of the filing date of this Quarterly Report, the Company had not repaid the outstanding principal and accrued interest due under the A&R Notes, resulting in an event of default. On August 7, 2026, the Company and the holders entered into a Joint Forbearance Agreement, pursuant to which the holders agreed to temporarily forbear from exercising their rights and remedies with respect to the default for a period beginning on the maturity date and ending on the earliest of September 1, 2026, the occurrence of a termination event specified in the agreement, or the mutual written agreement of the parties. Interest continues to accrue on the outstanding obligations at the contract rate during the forbearance period. The forbearance did not waive the event of default or extend the maturity date, and all rights and remedies of the holders are expressly reserved. The forbearance period expired on September 1, 2026 and was not extended in writing. Since then, the holders have not exercised any of their rights or remedies; however, no written forbearance agreement is in effect, the holders are not contractually obligated to continue to refrain from doing so, and they may exercise their rights and remedies at any time.

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

In accordance with ASC 470-50-40-2, the Company treated the Prior Notes as extinguished and recognized a $130,271 loss on debt extinguishment in other income (expense) on the condensed consolidated statements of operations for the year ended December 31, 2025 determined by the sum of the fair value of the New Convertible Notes in excess of the carrying value of the Prior Notes. The Company determined the valuation of the New Convertible Notes in the amount of approximately $2.4 million at September 30, 2026 and recognizing a change in fair value of the New Convertible Notes of approximately $251,000 and $469,000 during the three and nine months ended September 30, 2026, respectively, utilizing a Monte Carlo simulation model as of the date the New Convertible Notes were issued considering various probability outcomes at various measurement dates.

The New Convertible Notes are senior secured obligations of the Company and had original maturity of March 11, 2026. The New Convertible Notes were extended to December 31, 2026. The New Convertible Notes bear interest at an annual rate of 7%, payable on the first trading day each month. The Company may extend the maturity date for six months, upon which the principal and accrued and unpaid interest will be increased to 110% of the total principal and all accrued and unpaid interest as of the original maturity date. The New Convertible Notes have an initial conversion price of $18.64 per share, subject to adjustment for subsequent lower price issuances or deemed issuances by the Company as well as stock splits, combinations, stock dividends and reclassifications. The New Convertible Notes are convertible at any time after the issuance date. If the Company receives a conversion notice at a time when the conversion price is less than the floor price, the Company will issue a number of shares equal to the conversion amount divided by the floor price and pay the economic difference between the applicable conversion price (without regard to the floor price) and such floor price in cash. The floor price is $12.00, subject to adjustment for stock splits, combinations, stock dividends and reclassifications.

The New Convertible Promissory Notes contain a 9.99% maximum beneficial ownership limitation, and customary provisions regarding events of defaults and negative covenants.

Under the New Convertible Notes, the investors have the right to participate in any subsequent financing (other than an at-the-market offering or equity line of credit) by exchanging a portion of such investor’s New Convertible Note on a pro rata basis of up to 100% of the securities or instruments being offered and sold in such financing, at a 20% discount. In addition, if, while the New Convertible Note is outstanding, the Company receives cash proceeds from any financing, the Company is required to prepay the principal and accrued and unpaid interest thereon within one trading day thereof, in an amount equal to the investor’s pro rata portion of 30% of the net proceeds received by the Company in such financing. However, such prepayment will not apply to (i) the first $1,500,000 of net proceeds received by the Company after September 11, 2025 pursuant to the Securities Purchase Agreement dated May 6, 2025 between the Company and C/M Capital Master Fund, LP, (ii) the proceeds received under the Securities Purchase Agreement dated August 7, 2025 between the Company and Parler Cloud Technologies, LLC and (iii) the first $2,500,000 of net proceeds received by the Company in an at-the-market offering (the “Continuing Offering Thresholds”). If the closing price of the Company’s common stock falls below 50% of the floor price, then the Continuing Offering Thresholds will cease to apply and the prepayment amount will increase to 50% from 30% of the net proceeds. Due to the stock price on September 30, 2026, the Company is now subject to 50% of net proceeds.

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

The following table presents the New Convertible Notes as of September 30, 2026, as level 3 financial instruments:

Balance, January 1, 2026	$3,018,000
New convertible notes issued	-
Payments	(1,115,000)
Change in fair value	469,000
Balance, September 30, 2026 – Convertible Notes FVO	$2,372,000

As part of the Acquisition of Amaze Software, the Company assumed the following debt:

2023 Bridge Notes

These notes were assumed in the Amaze Software Acquisition, see Note 2. As of September 30, 2026, the principal balance of this debt was approximately $954,000 which includes a 200% return on the principal sum. These 2023 Bridge Notes carry an interest rate of 10% and the maturity date has been extended to December 31, 2026. The 2023 Bridge Notes may be prepaid without penalty. The Company expensed approximately $45,000 and $125,000 for discount amortization expense for the nine months ending September 30, 2026 and September 30, 2025, respectively. Interest expense was approximately $37,000 and $44,000 for the nine months ended September 30, 2026 and 2025, respectively. The accrued interest balance as of September 30, 2026 and December 31, 2025 is approximately $12,000 and $111,000, respectively.

Blue Hawk, LLC notes payable

These notes were assumed in the Acquisition, see Note 2. As of September 30, 2026, the principal balance of this debt is approximately $423,000 and carries an interest rate of 8%. Interest expense for the nine months ending September 30, 2026 and 2025, was approximately $36,000 and $43,000, respectively. These notes are currently due on demand, and a demand has been received by the Company on July 25, 2025.

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

Principal maturities of the Company’s debt obligations are approximately:

Years Ending December 31,	Amount
2026 (remaining)	$4,948,000
2027	—
2028	—
2029	—
2030	—
Total	$4,948,000

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

The Series A Preferred Stock meets the requirements for permanent equity classification as prescribed by the authoritative guidance.

The following table summarizes accrued dividends, net of amounts converted to common stock, that the Company is legally obligated to pay at:

	September 30, 2026	December 31, 2025
Series A preferred stock	$—	$205,000

The following activity is related to Series A Preferred Stock converted during the nine months ended below:

	September 30, 2026	September 30, 2025
Series A preferred stock converted shares	4,500	4,850
Series A preferred stock dividends converted	$223,167	$157,772

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

There was no issuance activity of the Series B Preferred Stock for the nine months ended September 30, 2026 and 2025.

The following activity is related to Series B Preferred Stock converted during the nine months ended below:

	September 30, 2026	September 30, 2025
Series B Preferred Stock shares converted	3,850	44,750

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

The issuance activity of the Series C Preferred Stock for the nine months ended below:

	September 30, 2026	September 30, 2025
Series C Preferred Stock shares issued	-	8,550
Net proceeds	$-	$785,067

There were no conversions of Series C Preferred Stock during the nine months ended September 30, 2026 and 2025.

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

The issuance activity of the Series D Preferred Stock for the nine months ended below:

	September 30, 2026	September 30, 2025
Series D Preferred Stock shares issued	—	750,000

All shares of Series D Preferred Stock were converted in the second quarter of 2025.

Preferred Stock Liquidation Rights

Preferred stock carries certain preference rights related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. With respect to distributions upon liquidation of the Company, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock rank senior to the Series D Preferred Stock and common stock and rank equally among themselves. As of September 30, 2026, the liquidation preference of the preferred stock is as follows: first, Series B Preferred Stock with a preference value of approximately $210,000 and Series C Preferred Stock with preference value of $535,000, each ranking equally upon liquidation. As of December 31, 2025, the liquidation preference of the preferred stock was as follows: first, Series A Preferred Stock with a preference value of approximately $880,000, which includes cumulative accrued unpaid dividends of approximately $205,000, Series B Preferred Stock with a preference value of $787,500 and Series C Preferred Stock with preference value of $535,000, each ranking equally upon liquidation.

Securities Purchase Agreement (equity line of credit)

On May 6, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell from time to time to the Purchaser, and the Purchaser is initially obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of the Company’s common stock and (ii) the Exchange Cap (as defined in the agreement), subject to certain conditions and limitations contained in the Purchase Agreement  (the “ELOC”). As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company agreed to issue to the Purchaser (i) on the date of the Purchase Agreement, 3,329 shares of common stock and (ii) after the date of the Purchase Agreement, a number of shares of common stock equal to $262,500, issuable on a pro rata basis simultaneously with the delivery of any shares of common stock purchased under the Purchase Agreement (the “Commitment Shares”). The Exchange Cap restriction was removed following stockholder approval of the ELOC.

The following is the activity from the ELOC for the nine months ended below:

	September 30, 2026	September 30, 2025
Shares sold under ELOC	6,203,009	94,875

Gross proceeds	$2,295,000	$4,350,000
Issuance costs	(46,000)	(57,000)
Net proceeds	$2,249,000	$4,293,000

At-The-Market Offering

On October 15, 2025, the Company launched an -at-the-market offering of up to $6,959,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement (“ATM Agreement”) between the Company and Ladenburg Thalmann & Co. Inc. (“Ladenburg”). The ATM Agreement was amended in March 2026 and increased to up to $31,839,162 worth of shares of the Company’s common stock. During the nine months ended September 30, 2026 and 2025, pursuant to the ATM Agreement, the Company sold 25,264,568 and 0 shares, respectively, of common stock through Ladenburg for aggregate proceeds to the Company of $10.8 million and $0, respectively. When trading in the Company’s common stock was suspended and the common stock was delisted from the NYSE American, the Company lost the at-the-market funding availability.

12. EQUITY-BASED COMPENSATION

Restricted Stock Units

In December 2025, the Company granted 303,924 restricted stock units to executives of the Company and 104,271 restricted stock units to its board members. These restricted stock units have vesting periods over the next three years.

In 2026, the Company granted 12,500 shares restricted stock units to a consultant that vests over 18 months and 12,073 that vest over 4 years.

Restricted stock unit activity as of and for the periods below was as follows:

	Number of RSUs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	382,144	1.52
Granted	24,574	1.50
Vested or released	(108,785)	—
Forfeited	—	—
Outstanding at September 30, 2026	297,933	1.03

The Company recognized approximately $64,000 and $0 in equity-based compensation on restricted stock units for the three months ended September 30, 2026 and 2025, respectively. The Company recognized approximately $361,000 and $0 in equity-based compensation on restricted stock units for the nine months ended September 30, 2026 and 2025, respectively.

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

Restricted stock activity as of and for the periods below was as follows:

	Number of RSs	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	—	—
Granted	22,578	0.00
Vested or released	(22,578)	—
Forfeited	—	—
Outstanding at September 30, 2026	—	—

Total equity-based compensation expense related to shares of restricted stock issuances was approximately $0 and $768,000 for the three months ended September 30, 2026 and 2025, respectively. Total equity-based compensation expense related to shares of restricted stock issuances was approximately $31,000 and $768,000 for the nine months ended September 30, 2026 and 2025, respectively.

Stock Options

Stock option activity as of and for the periods below was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	380	$559.36	6.67
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2026	380	$559.36	5.92

Exercisable at September 30, 2026	380	$559.36	5.67

Equity-based compensation expense totaling $0 has been recognized relating to these stock options during the three and nine months ended September 30, 2026 and 2025.

Warrants

Warrant activity as of and for the periods below was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	110,756	$158.35	3.93
Granted	—	—	—
Vested or released	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2026	110,756	$158.35	3.18

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based awards. The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the NYSE American on the grant date, prior to the Company’s delisting from the NYSE. The risk-free interest rate is based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected term for employee and non-employee awards ranged from 5 to 10 years based on industry data, vesting period, contractual period, among other factors. The expected volatility was estimated based on historical volatility information of the Company. The Company does not expect to pay dividends. For awards with a performance condition, stock compensation is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

13. INCOME TAXES

The Company has federal and state net operating loss carryforwards with a full valuation allowance against the deferred tax assets as of September 30, 2026 and December 31, 2025. No income tax expense or benefit was recorded for the three and nine months ended September 30, 2026 and 2025 due to the Company’s net loss position.

14. CUSTOMER CONCENTRATION

For the three and nine months ended September 30, 2026 and 2025, there was no customer concentration for the Company.

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

16. COMMITMENTS AND CONTINGENCIES

License agreements

During March 2021, the Company entered into two license agreements with certain equity investors for marketing and advertising services. These two agreements were terminated during the third quarter of 2023 and the remaining prepaid license fee was expensed. The net expense relating to the agreements was $0 for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, there was $309,333 outstanding under these agreements, which is presented as accrued expenses - related parties on the accompanying condensed consolidated balance sheets.

17. LEGAL PROCEEDINGS

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands approximately $869,000 in unpaid rent plus attorneys’ fees On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025. On February 13, 2026, the Court granted Plaintiff’s second motion for summary judgment and awarded liquidated damages in the amount of approximately $1.3 million, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. On March 20, 2026, Amaze requested that the Court reduce the award by approximately $205,000 in unreasonable fees and costs. On May 15, 2026, the Court sustained many of Amaze’s objections to the fee award and reduced the fees owed by 50%. The Final Order and Judgment awarded the Plaintiff liquidated damages to approximately $1.0 million, plus court costs and reasonable attorney fees of approximately $157,000, for a total award in the aggregate amount of $1.2 million, which bears interest at the statutory rate of 6% per annum from the May 15, 2026 date of the order. Amaze filed its notice of appeal on June 12, 2026. In October 2026, the Company filed its appellant’s brief. At September 30, 2026 and December 31, 2025, approximately $1.2 million was accrued as a settlement payable.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. In November 2025, the Company settled the lawsuit for approximately $185,000 with monthly payments to be made through September 2026. At September 30, 2026 and December 31, 2025, approximately $31,000 and $154,000, respectively, was accrued as a settlement payable.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. The parties mediated on May 6, 2026 and reached a preliminary agreement, which was finalized on September 10, 2026. Under the settlement, the Company agreed to pay DinoCloud $57,000 and to pay Ingram Micro $150,000 directly in four monthly installments of $37,500 beginning October 4, 2026, for a total of $207,000, which the Company has recorded $207,000 accrued as a settlement payable as September 30, 2026 and in accounts payable as of December 31, 2025.

Baron App, Inc. dba Cameo v. Amaze Holding Company LLC

Amaze Holding Company LLC is the defendant in Baron App, Inc., dba Cameo v. Amaze Holding Company LLC, Case No. 30-2025-01486631-CU-BC-NJC, in the Superior Court of California, County of Orange. Plaintiff filed the Complaint on May 30, 2025. Plaintiff alleges breach of contract and damages subject to proof in excess of $140,000. The Company filed its Answer and Affirmative Defenses on July 15, 2025. An initial Case Management Conference took place October 28, 2025. The parties entered into a settlement effective April 6, 2026, under which the Company paid $15,000 on April 6, 2026 and agreed to pay $126,000 in nine monthly installments of $14,000. The case was dismissed on April 22, 2026. On November 2, 2026, Cameo delivered a written notice of default stating that the $14,000 installment due October 31, 2026 had not been paid, and it has threatened to sue to recover the remaining amount. This was accrued as a settlement payable for $55,000 and $140,000 as of September 30, 2026 and December 31, 2025, respectively.

Stakes Manufacturing, Inc v. Amaze Holding Company LLC

On September 24, 2026, AHC was served with a complaint filed in Orange County Superior Court (Case No. 30-2026-01599775-CU-CL-CJC) by Euler Hermes North America Insurance Company, as assignee of Stakes Manufacturing, Inc., alleging breach of contract and seeking $471,420. AHC filed a general denial and affirmative defenses on October 23, 2026. The Company intends to defend the matter vigorously. No liability has been recorded as of September 30, 2026 because a loss is not probable and cannot be reasonably estimated.

18. SUBSEQUENT EVENTS

Delisting from NYSE American

On September 29, 2026, the NYSE American suspended trading in the Company’s common stock because of its low selling price, after the stock price fell below $0.10 on September 28, 2026. The NYSE American completed the delisting effective October 12, 2026. The common stock is now quoted on the OTC Pink market under the symbol “AMZE.” The closing price was $0.025 on September 30, 2026.

Series X Preferred Stock and Corporate Actions

On October 12, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series X Preferred Stock with the Nevada Secretary of State (the “Series X Certificate of Designation”), designating one share of the Company’s preferred stock, par value $0.001 per share, as Series X Preferred Stock (the “Series X Preferred Stock”). The Series X Certificate of Designation became effective upon filing. The one share of Series X Preferred Stock was issued on October 12, 2026 to Joel Krutz, the Company’s Interim Chief Executive Officer and Chief Financial Officer.

The Series X Preferred Stock has the right to vote and/or consent only on proposals to amend the Company’s Articles of Incorporation (i) to increase the number of authorized shares of common stock, par value $0.001 per share (the “Common Stock”), to not more than 4,000,000,000 shares and (ii) to effectuate one or more reverse stock splits of the outstanding shares of Common Stock, each at a ratio of not less than 1-for-2 and not more than 1-for-500, provided that the combined ratio of all such reverse stock splits shall not exceed 1-for-500 in the aggregate (together, the “Capitalization Amendments Proposals”), voting together with the Common Stock as one class. Solely with respect to the Capitalization Amendments Proposals, the Series X Preferred Stock has voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders, including the power to act by written consent in lieu of a meeting. As a result, the holder of the Series X Preferred Stock will be able to approve the Capitalization Amendments Proposals without the vote of any other stockholder. The Series X Preferred Stock has no right to vote or consent on any other matter.

The Series X Preferred Stock is not entitled to any dividends or distributions, is not entitled to participate in any distribution of assets upon any liquidation, dissolution or winding up of the Company, and carries no preemptive rights. The Series X Preferred Stock is not convertible into Common Stock or any other security of the Company. Any share of Series X Preferred Stock outstanding on the record date for the vote or consent on the Capitalization Amendment Proposals will be automatically surrendered to the Company and cancelled for no consideration upon the one-year anniversary of the filing of the Series X Certificate of Designation with the Nevada Secretary of State, and will be retired and not reissued.

On October 12, 2026, the Board and holders of majority of the voting power of the Company’s issued and outstanding capital stock (which included the holder of the Series X Preferred Stock) approved the Board discretionary authority, without further stockholder approval, to file Certificates of Amendment to the Company’s Articles of Incorporation (the “Amendments”) to (i) effect an increase in the number of authorized shares of its common stock from 93,750,000 to 4,000,000,000 (the “Authorized Share Increase”) and (ii) effect one or more reverse stock splits of the issued and outstanding shares of the Company’s common stock, each at a ratio in the range of 1-for-2 to 1-for-500, provided that the combined ratio of all such reverse stock splits shall not exceed 1-for-500 in the aggregate, with such ratio or ratios and implementation and timing of each reverse stock split to be determined in the discretion of the Board of Directors (the “Reverse Stock Split”). The Company intends to file the Amendments with the Nevada Secretary of State prior to the completion of the fourth quarter of 2026 and will determine the ratio of the Reverse Stock Split prior to the filing of the Amendments.

C/M Capital Master Funds, LP 2026 Securities Purchase Agreement and Series F Preferred Stock

On October 15, 2026, the Company entered into an additional securities purchase agreement with the Purchaser (the 2026 Purchase Agreement”). Under the 2026 Purchase Agreement, the Company has the right, but not the obligation, to sell to the purchaser, and the purchaser is obligated to purchase, up to $100 million (the “2026 Commitment Amount”) of newly issued shares (the “Purchase Shares”) of the Company’s common stock, subject to certain conditions and limitations contained in the 2026 Purchase Agreement, from time to time during the term of the 2026 Purchase Agreement.

Beginning on the date that all of the applicable conditions under the 2026 Purchase Agreement are satisfied and ending on the date that is 36 months following the commencement date, the Company will have the right, in its sole discretion, to cause the Purchaser to purchase shares of Common Stock from time to time by timely delivering a written notice to the Purchaser. The timing and volume of sales of Common Stock to the Purchaser by the Company during the term will be subject to the Company’s sole discretion. Actual sales of shares of Common Stock to the Purchaser will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

During the term, on any business day on which the previous business day’s closing sale price of the Common Stock is not less than $0.01 (the “Minimum Price Threshold”), the Company may direct the Purchaser, on such business day (the “Fixed Purchase Date”), to purchase a specified number of shares of Common Stock (a “Fixed Purchase”) not to exceed $500,000 under any single Fixed Purchase (and not to exceed $10,000,000 in aggregate Fixed Purchases on any single day), at a purchase price equal to 95% of the lesser of (i) the VWAP of the Common Stock for the five business days immediately preceding the applicable Fixed Purchase Date for such Fixed Purchase and (ii) the lowest sales price of a share of Common Stock on the business day immediately prior to such applicable Fixed Purchase Date.

In addition, during the term, on any business day on which the previous business day’s closing sale price of the Common Stock is not less than $0.01 and such business day is also the Fixed Purchase Date for a Fixed Purchase of a number of shares of Common Stock not less than the Fixed Purchase Share Limit (as defined in the 2026 Purchase Agreement) then in effect (the “VWAP Purchase Date”), the Company may also direct the Purchaser to purchase an additional number of shares of Common Stock not to exceed the lesser of (A) 300% of the number of shares purchased in the corresponding Fixed Purchase and (B) 30% of the total volume of Common Stock traded during the period beginning at the VWAP Purchase Commencement Time (as defined in the 2026 Purchase Agreement) and ending at the VWAP Purchase Termination Time (as defined in the 2026 Purchase Agreement) (a “VWAP Purchase”) at a purchase price equal to 95% of the lesser of (i) the closing price of a share of Common Stock on the business day immediately prior to such applicable VWAP Purchase Date and (ii) the lowest sale price of the Common Stock for the period beginning at the VWAP Purchase Commencement Time and ending at the VWAP Purchase Termination Time. On any VWAP Purchase Date on which the Company has properly submitted a VWAP Purchase Notice (as defined in the 2026 Purchase Agreement), the Company may also direct the Purchaser to purchase additional shares of Common Stock (an “Additional VWAP Purchase”) at a purchase price equal to 95% of the lesser of (i) the closing sale price of the Common Stock on the applicable Additional VWAP Purchase Date and (ii) the lowest sale price of the Common Stock during the period beginning at the Additional VWAP Purchase Commencement Time and ending at the Additional VWAP Purchase Termination Time (each as defined in the 2026 Purchase Agreement). The aggregate purchase price payable by the Purchaser for all VWAP Purchases and Additional VWAP Purchases on any single VWAP Purchase Date may not exceed $2,000,000, unless waived by the Purchaser.

Moreover, the Company may not issue or sell any shares of Common Stock to the Purchaser under the 2026 Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by the Purchaser would result in the Purchaser beneficially owning more than 4.99% of the outstanding shares of Common Stock (or 9.99% at the election of the Purchaser upon at least 61 days’ prior notice to the Company).

As consideration for the Purchaser’s execution and delivery of the 2026 Purchase Agreement, the Company agreed to pay the Purchaser a commitment fee equal to 2% of the Commitment Amount, or $2,000,000, payable in 1,000,000 shares of the Company’s Series F Convertible Preferred Stock (the “Series F Preferred Stock”) with a stated value of $2.00 per share, or $2,000,000 in the aggregate, convertible into shares of Common Stock at a conversion price of $0.025 per share (currently 80,000,000 shares of Common Stock), subject to a beneficial ownership limitation of 4.99% (or 9.99% upon 61 days’ prior notice). In addition, the Series F Preferred Stock may not be converted until the earliest of (i) the 12-month anniversary of the effective date of the 2026 Purchase Agreement, (ii) the termination of the 2026 Purchase Agreement and (iii) the Company’s written consent. The Series F Preferred Stock is issuable upon execution of the 2026 Purchase Agreement. On October 15, 2026, the Company filed the Series F Certificate of Designation, designating 1,000,000 shares of preferred stock as the Series F Preferred Stock.

The Company also agreed to reimburse the Purchaser up to $15,000 in cash for its legal fees in connection with the preparation and negotiation of the 2026 Purchase Agreement.

In connection with the execution of the 2026 Purchase Agreement, the Company filed a registration statement on Form S-1 with the SEC covering the resale of up to 50,000,000 shares of Common Stock issuable under the 2026 Purchase Agreement which was declared effective on October 27, 2026.

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

Plan of Operations

The Company has failed to generate significant revenue from its end-to-end commerce platform operations and beginning in the second half of fiscal year 2026, the Company began evaluating strategic alternatives designed to reposition its business for long-term growth. In October 2026, management decided to shut down the Spring website, which was taken offline on October 28, 2026, and the Company is evaluating alternatives for the subsidiaries that operated it. As a result, in addition to maintaining its current operations, the Company is focusing on identifying, negotiating and completing a business combination or strategic transaction such as a reverse merger with an operating business with a view to acquiring a revenue-generating business. We have limited operations with respect to our end-to-end commerce platform business in large part due to a lack of the necessary capital to fund our ongoing operations, and are currently in the process of developing a business plan, with a current focus on exploring and identifying business opportunities, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, macroeconomic conditions, geopolitical developments, market volatility and other factors beyond our control.

Given our limited capital, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets. As of the date of this report, our discussions regarding potential business combinations have been preliminary in nature, and we have not entered into any binding letter of intent, definitive agreement or other binding arrangement with respect to any such transaction. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated.

Key Performance Indicators

Our key performance indicators that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions is Gross Merchandise Value or GMV. Our key performance indicators may be calculated in a manner different than similar key performance indicators used by other companies.

The following table shows approximate GMV for the three and nine months ended below:

	Three months ended
	September 30, 2026	September 30, 2025
Gross merchandise value	$1,320,000	$1,947,000

	Nine months ended
	September 30, 2026	September 30, 2025
Gross merchandise value	$4,763,000	$6,379,000

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

Key Financial Metrics

The following table shows key financial metrics for the three and nine months ended approximately below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$469,000	$1,254,000	$1,558,000	$2,184,000
Gross income	$444,000	$1,173,000	$1,421,000	$1,958,000
Net loss	$(22,232,000)	$(5,147,000)	$(32,263,000)	$(12,284,000)

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

Revenue Channels

For the three and nine months ended September 30, 2026, our revenues were derived from the following channels:

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

Revenue percentages by channel for the three and nine month periods were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Wholesale	—%	0.29%	—%	0.31%
Direct to consumer	0.62%	15.09%	3.42%	12.89%
E-commerce	83.23%	66.90%	80.90%	76.57%
Subscriptions	16.15%	17.72%	15.68%	10.23%
Total revenue	100.00%	100.00%	100.00%	100.00%

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

Gross Income

Gross income is equal to our net revenue less cost of revenues.

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

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$469,448	$1,254,241	$1,558,122	$2,184,339
Cost of revenues	25,375	81,351	137,450	226,513
Gross income	444,073	1,172,890	1,420,672	1,957,826
Selling, general and administrative expenses	3,633,624	4,765,448	12,156,718	11,533,582
Equity-based compensation	65,048	768,403	392,262	958,762
Depreciation and amortization	1,088,584	1,675	3,182,610	3,907
Impairment of intangible assets	17,712,663	—	17,712,663	—
Loss from operations	(22,055,846)	(4,362,636)	(32,023,581)	(10,538,425)
Other income (expense)	(817)	15,006	15,680	1,107
Interest expense	(73,867)	(480,007)	(279,169)	(1,404,995)
Realized loss on equity investment	—	—	—	(41,000)
Change in fair value of convertible debt	(239,610)	(20,304)	(527,070)	(20,304)
Gain (loss) on extinguishment of liabilities	138,447	(298,917)	550,733	(280,616)
Net loss	(22,231,693)	(5,146,858)	(32,263,407)	(12,284,233)

Comparison of the three months ended September 30, 2026 and 2025

Revenues, Cost of Revenues and Gross Income

	Three months ended
	September 30,		Change
	2026	2025	$	%
Revenues	$469,000	$1,254,000	(785,000)	(63)%
Cost of revenues	25,000	81,000	(56,000)	(69)%
Gross income (loss)	$444,000	$1,173,000	(729,000)	(62)%

Revenue

Total revenues for the three months ended September 30, 2026 was approximately $469,000, down 63% from approximately $1,254,000 for the three months ended September 30, 2025. The decrease in revenues was primarily driven by a lower volume of sales transactions on our platform during the period as compared to the same period in the prior year. The decline reflects reduced transaction activity rather than a change in pricing.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended September 30, 2026 was approximately $25,000 as compared to $81,000 for the three months ended September 30, 2025. This decrease is directly attributed to the lower revenues for the quarter.

Selling, general and administrative expenses

	Three months ended
	September 30,		Change
	2026	2025	$	%
Selling expenses	$452,000	$659,000	$(207,000)	(31)%
Marketing expenses	313,000	470,000	(157,000)	(34)%
General and administrative expenses	2,869,000	3,636,000	(767,000)	(21)%
Total selling, general and administrative expenses	$3,634,000	$4,765,000	$(1,131,000)	(24)%

Selling, general and administrative expenses decreased by approximately $1.1 million, or 24%, to $3.6 million for the three months ended September 30, 2026, compared with $4.8 million for the three months ended September 30, 2025. The decrease was primarily attributable to the Company’s ongoing cost-optimization initiatives and cost reduction plan announced August 2026, as well as a decrease in payroll expenses of approximately $415,000 and a decrease in legal expense of approximately $293,000. Legal expenses were higher in the prior-year period due to costs incurred in connection with the Company’s merger and debt activities.

Equity-Based Compensation

Equity based compensation for the three months ended September 30, 2026 and 2025 totaled approximately $65,000 and $768,000, respectively. In 2025, shortly after the Amaze Acquisition, the Company granted equity-based compensation that vested over six months. In December 2025, the Company granted equity-based compensation to the board and executives that granted over a period of two years. This caused the three months ended September 30, 2025 to see a higher expense in comparison to the three months ended September 30, 2026.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2026 and 2025 totaled approximately $1.1 million and $2,000, respectively. This was primarily a result of acquisition of $25.4 million in intangibles from the 2025 acquisitions (see Note 2). Amortization expense was $1.1 million and $0 for the three months ended September 30, 2026 and 2025, respectively.

Impairment of intangible assets

Impairment of intangible assets for the three months ended September 30, 2026 and 2025 totaled approximately $17.7 million and $0, respectively. This was a result of the impairment testing completed of intangibles and goodwill at September 30, 2026.

Other Income and Expenses

Total other income (expenses) for the three months ended September 30, 2026 totaled approximately ($176,000), which comprised of interest expense at approximately $74,000 and a loss of approximately $240,000 in change in fair value of convertible debt, both of which were due to 2025 financing instruments. The total other income included gain on extinguishment of liabilities of approximately $138,000. Total other income (expenses) for the three months ended September 30, 2025 totaled approximately ($784,000). This was predominately comprised of approximately $480,000 in interest expense, a loss of approximately $299,000 on extinguishment of liabilities and a loss of approximately $20,000 in change in fair value of convertible debt, partially offset by other income of approximately $15,000.

Net Loss

The net loss for the three months ended September 30, 2026 was approximately $22.2 million, or $(1.09) per share, compared to a net loss of $5.1 million, or $(6.77) per share, for the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025

Revenues, Cost of Revenues and Gross Income

	Nine months ended
	September 30,		Change
	2026	2025	$	%
Revenues	$1,558,000	$2,184,000	(626,000)	(29)%
Cost of revenues	137,000	226,000	(89,000)	(39)%
Gross income (loss)	$1,421,000	$1,958,000	(537,000)	(27)%

Revenue

Total revenues for the nine months ended September 30, 2026 was approximately $1.6 million, down 29% from approximately $2.2 million for the nine months ended September 30, 2025. The decrease in revenues was primarily driven by a lower volume of sales transactions on our platform during the period as compared to the same period in the prior year. The decline reflects reduced transaction activity rather than a change in pricing.

Cost of Revenue and Gross Margin

Cost of revenue for the nine months ended September 30, 2026 was approximately $137,000 as compared to $226,000 for the nine months ended September 30, 2025. The decrease is mostly driven by the decrease in e-commerce and subscription revenue noted over the same period. In addition, there was a $44,000 adjustment to wine inventory for the nine months ended in September 30, 2026 under cost of revenues and $0 for the nine months ended September 30, 2025.

Selling, general and administrative expenses

	Nine months ended
	September 30,		Change
	2026	2025	$	%
Selling expenses	$1,282,000	$1,524,000	$(242,000)	(16)%
Marketing expenses	1,549,000	584,000	965,000	165%
General and administrative expenses	9,326,000	9,426,000	(100,000)	(1)%
Total selling, general and administrative expenses	$12,157,000	$11,534,000	$623,000	5%

Selling, general, and administrative (SG&A) expenses increased to approximately $12.2 million in the nine months ended September 30, 2026, compared to $11.5 million in the nine months ended September 30, 2025, an increase of approximately $0.6 million or 5%. The increase was primarily due to the higher marketing expense, which increased from approximately $0.6 million to approximately $1.5 million to support platform growth and were incurred largely in the first half of 2026. This increase was partially offset by lower selling expenses and general and administrative expenses, which decreased approximately $0.2 million and $0.1 million, respectively, as a result of cost reduction strategies that began to be implemented during the nine months ended September 30, 2026.

Equity-Based Compensation

Equity based compensation for the nine months ended September 30, 2026 and 2025 totaled approximately $392,000 and $959,000, respectively. In 2025, shortly after the Amaze Acquisition, the Company granted equity-based compensation that vested over six months. In December 2025, the Company granted equity-based compensation to the board and executives that granted over a period of two years. This caused the nine months ended September 30, 2025 to see a higher expense in comparison to the nine months ended September 30, 2026.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2026 and 2025 totaled approximately $3.2 million and $4,000, respectively. This increase was primarily a result of acquisition of $25.4 million in intangibles from the 2025 acquisitions (see Note 2). Amortization expense was $3.2 million and $0 for the nine months ended September 30, 2026 and 2025, respectively.

Impairment of intangible assets

Impairment of intangible assets for the nine months ended September 30, 2026 and 2025 totaled approximately $17.7 million and $0, respectively. This was a result of the impairment testing completed of intangibles and goodwill at September 30, 2026.

Other Income and Expenses

Total other income (expenses) for the nine months ended September 30, 2026 totaled approximately ($240,000), which was comprised of interest expense at approximately $279,000 and a loss of approximately $527,000 in change in fair value of convertible debt, both of which were due to 2025 financing instruments, and a gain on extinguishment of liabilities of approximately $551,000. Total other income (expenses) for the nine months ended September 30, 2025 totaled approximately ($1,746,000). This was predominately comprised of approximately $1,405,000 in interest expense, a loss of approximately $281,000 on extinguishment of liabilities, a realized loss on equity investment of $41,000 and a loss of approximately $20,000 in change in fair value of convertible debt, partially offset by other income of approximately $1,000.

Net Loss

The net loss for the nine months ended September 30, 2026 was approximately $32.3 million, or $(2.98) per share, compared to a net loss of $12.3 million, or $(34.95) per share, for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Cash Flows

	Nine months ended
	September 30,
	2026	2025
Cash provided by (used in):
Operating activities	$(10,612,584)	$(9,776,961)
Investing activities	(1,002,672)	(308,314)
Financing activities	10,954,075	10,229,566
Net (decrease) increase in cash	$(661,181)	$144,291

Net cash used in operating activities was approximately $10.6 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively. Cash used in operating activities increased in the nine months ended September 30, 2026 with the largest change being attributed to accounts payable, accrued expenses and recognition of deferred revenue.

Net cash used in investing activities was approximately $1.0 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. The 2026 activity is from costs capitalized from internally developed software, the Kast acquisition and the C2 Capital Group, Inc equity investment. The 2025 activity was attributed to the note receivable issued to Amaze Software, Inc. prior to the Acquisition. See Note 2.

Net cash provided by financing activities was approximately $11.0 million and $10.2 million for the nine months ended September 30, 2026 and 2025, respectively. In 2026, the Company received net $10.8 million from the ATM and net $2.2 million from the ELOC as well as paid $2.2 million towards debt. This is in comparison to 2025 which primarily had net proceeds from notes payable, convertible debt and financing arrangements of approximately $5.4 million, net proceeds from the ELOC of approximately $4.3 million and net proceeds from issuance of Series C Preferred Stock of approximately $703,000.

Our primary cash needs are for working capital purposes, such as funding operating expenses. We have funded our operations through equity and debt financings, as described under the caption “Financing Transactions” below.

We have incurred losses and negative cash flows from operations since our inception in May 2019, including net losses of approximately $32.3 million and $12.3 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $116.8 million and a total stockholders’ deficit of approximately $8.2 million. We expect to incur losses in future periods as we continue to operate our business and incur expenses associated with being a public company.

As of September 30, 2026, we had approximately $2.2 million in cash and $0.9 million in prepaid expenses. On September 30, 2026, current assets amounted to approximately $3.2 million and current liabilities were approximately $21.4 million, resulting in a working capital deficit (with working capital defined as current assets minus current liabilities) of approximately $18.2 million.

Conditions that raise substantial doubt about the Company’s ability to continue as a going concern include a working capital deficit of approximately $18.2 million as of September 30, 2026, recurring losses and negative cash flows from operations, the continuing event of default on the A&R Notes (see Note 10), the delisting of the Company’s common stock from the NYSE American, and the loss of the at-the-market funding. The Company’s plans include sales of common stock under the 2026 Purchase Agreement (see Note 18), which became available upon the effectiveness of the related registration statement on October 27, 2026. Sales under the 2026 Purchase Agreement are subject to conditions and limitations outside the Company’s control. Accordingly, management has concluded that its plans are not probable of alleviating substantial doubt.

The Company will require additional debt or equity financing to satisfy its existing obligations and sustain existing operations. Additional financing may not be available on favorable terms or at all. If additional financing is available, it may be highly dilutive to existing stockholders and may otherwise include burdensome or onerous terms. The Company’s inability to raise additional working capital in a timely manner will negatively impact the ability to fund operations, generate revenues, maintain or grow the business and otherwise execute the Company’s business plan, leading to the reduction or suspension of operations and ultimately potentially ceasing operations altogether and initiating bankruptcy proceedings. Should this occur, the value of any investment in the Company’s securities would be adversely affected.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our ability to continue as a going concern in the future will be determined by our ability to generate sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our revenue could prove to be less and our expenses higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If we are unable to generate sufficient cash flow to fund our operations and adequate additional funds are not available when required, management may need to curtail its sales and marketing efforts, which would adversely affect our business prospects, consider restructuring, or we may be unable to continue operations.

Financing Transactions

We have funded our operations through debt and equity financing, as described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Financing Transactions,” and as described in this report under the caption “Liquidity and Capital Resources” and Notes 10 and 11 to our condensed consolidated financial statements.

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

Management, with the participation of our Interim Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2026. Based on that evaluation, our Interim Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

G&I IX Aviation LLC v. Teespring, Inc. et al.

Amaze Holding Company LLC is a defendant in G&I IX Aviation LLC v. Teespring, Inc. et al., Case No. 23-CI-00220 in Boone County Circuit Court, Kentucky. When Amaze acquired certain assets of Teespring, Inc., pursuant to an Asset Purchase Agreement in November 2022, Teespring, Inc. leased commercial property located at 1201 Aviation Boulevard, Hebron, Kentucky, owned by Plaintiff G&I IX Aviation LLC (“G&I”). During and after APA negotiations, Amaze attempted to assume the lease, but Plaintiff refused to consent to the assignment of the lease unless Amaze paid previous obligations the landlord claimed Teespring. Inc. owed. Ultimately, G&I and Amaze never signed a consent to assignment of the lease. Plaintiff provided a notice of default on December 15, 2022, and filed its complaint against Teespring, Inc. and Amaze on February 1, 2023. Plaintiff demands approximately $869,000 in unpaid rent plus attorneys’ fees On June 12, 2024, the court denied Plaintiff’s motion for summary judgment against Amaze. Plaintiff filed a second motion for summary judgment on August 28, 2025. On February 13, 2026, the Court granted Plaintiff’s second motion for summary judgment and awarded liquidated damages in the amount of approximately $1.3 million, plus court costs and reasonable attorney fees in an amount to be determined, which shall bear post judgment interest at the 6% statutory rate. On March 20, 2026, Amaze requested that the Court reduce the award by approximately $205,000 in unreasonable fees and costs. On May 15, 2026, the Court sustained many of Amaze’s objections to the fee award and reduced the fees owed by 50%. The Final Order and Judgment awarded the Plaintiff liquidated damages to approximately $1.0 million, plus court costs and reasonable attorney fees of approximately $157,000, for a total award in the aggregate amount of $1.2 million, which bears interest at the statutory rate of 6% per annum from the May 15, 2026 date of the order. Amaze filed its notice of appeal on June 12, 2026. In October 2026, the Company filed its appellant’s brief. At September 30, 2026 and December 31, 2025, approximately $1.2 million was accrued as a settlement payable.

Dubow Decorating, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant and Counter-Plaintiff in Dubow Decorating, Inc. v. Amaze Software Inc., Case No. 05-CV-25-699, in the Benton County District Court, State of Minnesota, filed on April 16, 2025.  Dubow Decorating, Inc. (“Dubow”) was a vendor for Amaze and provided printing services. Dubow sued Amaze claiming $394,000 in damages for Amaze’s failure to pay certain invoices, and Amaze asserted several defenses based on quality of services, discrepancies with Dubow’s invoices and its admitted overbilling. Amaze also asserted counterclaims against Dubow for defamation and tortious interference with Amaze’s other vendor relationships. In November 2025, the Company settled the lawsuit for approximately $185,000 with monthly payments to be made through September 2026. At September 30, 2026 and December 31, 2025, approximately $31,000 and $154,000, respectively, was accrued as a settlement payable.

DinoCloud, Inc. v. Amaze Software, Inc.

Amaze Software, Inc. is the Defendant in DinoCloud, Inc. v. Amaze Software, Inc., Case No. N24C-02-496 PAW, in the Superior Court of the State of Delaware in and for New Castle County, filed on February 25, 2025 and served on the Company on April 28, 2025. Plaintiff alleges breach of contract, breach of good faith and fair dealing, detrimental reliance, and unjust enrichment and claims $202,000 in damages. The Company filed its answer and affirmative defenses on July 17, 2025. The parties mediated on May 6, 2026 and reached a preliminary agreement, which was finalized on September 10, 2026. Under the settlement, the Company agreed to pay DinoCloud $57,000 and to pay Ingram Micro $150,000 directly in four monthly installments of $37,500 beginning October 4, 2026, for a total of $207,000, which the Company has recorded $207,000 accrued as a settlement payable as September 30, 2026 and in accounts payable as of December 31, 2025.

Baron App, Inc. dba Cameo v. Amaze Holding Company LLC

Amaze Holding Company LLC is the defendant in Baron App, Inc., dba Cameo v. Amaze Holding Company LLC, Case No. 30-2025-01486631-CU-BC-NJC, in the Superior Court of California, County of Orange. Plaintiff filed the Complaint on May 30, 2025. Plaintiff alleges breach of contract and damages subject to proof in excess of $140,000. The Company filed its Answer and Affirmative Defenses on July 15, 2025. An initial Case Management Conference took place October 28, 2025. The parties entered into a settlement effective April 6, 2026, under which the Company paid $15,000 on April 6, 2026 and agreed to pay $126,000 in nine monthly installments of $14,000. The case was dismissed on April 22, 2026. On November 2, 2026, Cameo delivered a written notice of default stating that the $14,000 installment due October 31, 2026 had not been paid, and it has threatened to sue to recover the remaining amount. This was accrued as a settlement payable for $55,000 and $140,000 as September 30, 2026 and December 31, 2025, respectively.

Stakes Manufacturing, Inc v. Amaze Holding Company LLC

On September 24, 2026, AHC was served with a complaint filed in Orange County Superior Court (Case No. 30-2026-01599775-CU-CL-CJC) by Euler Hermes North America Insurance Company, as assignee of Stakes Manufacturing, Inc., alleging breach of contract and seeking $471,420. AHC filed a general denial and affirmative defenses on October 23, 2026. The Company intends to defend the matter vigorously. No liability has been recorded as of September 30, 2026 because a loss is not probable and cannot be reasonably estimated.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K.

Because our current operations have operated at a loss, we have been forced to limit the scope of our operations, and may be unable to pursue our business plans as a result.

We currently need substantial working capital. The adverse impacts on the global economy or any subsequent or further financial hardship caused by the geopolitical conflicts in Ukraine and the Middle East, or the ongoing impacts of inflation and increased central banks interest rates in response, along with any resulting recession or market downturn, could adversely affect our ability to raise capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to remain in business, and we will have to cease operations. We have been required to substantially limit our operations and the pursuit of our business plans and development efforts due to our lack of adequate resources. As a result, we are presently focusing on identifying and pursuing a business combination or strategic transaction in an effort to acquire an operating, revenue-generating business. We have had some preliminary discussions but have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms or at all. If we fail to complete a business combination as planned, we may never generate material operating revenues. Even if we secure the necessary working capital or locate a potentially viable acquisition transaction, we may not be able to negotiate terms and conditions for receiving the additional capital or pursuing such a transaction that are acceptable to us. Any future equity capital investments will dilute existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating, financing or otherwise consummating any resulting business combination. Economic factors that are beyond our control, including inflation, interest rate increases, geopolitical turmoil and any consequent economic downturn which may result, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or complete a business combination with a business that is suitable for our business goals on valuation and transaction terms acceptable to us and our stockholders, and that we believe has the potential to support the growth of our business and generate value for our stockholders. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in developing our current operations or acquiring a new business and generating material revenues, it would have a material adverse effect on our business.

If we are not successful in developing our current operations or completing a business combination or other strategic transaction with an operating business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. Further, we will require working capital to fund our operations during and following an acquisition process, and may fail to do so on acceptable terms, within the timeframes required or at all. If we are not successful, our investors may lose their entire investment

Following the recent delisting of our common stock from trading on NYSE American, our common stock is subject to the “penny stock” rules.

Our common stock is classified as a “penny stock.” The SEC has adopted regulations which generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock. Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock.” Such classification hinders our ability to raise necessary capital, which could have a material adverse effect on us and force us to cease operations.

The sale of a substantial number of shares of common stock in the public market pursuant to our Securities Purchase Agreement dated as of May 6, 2025, as amended, and Securities Purchase Agreement dated October 15, 2026 by and between us and the selling stockholder, establishing equity lines of credit could cause substantial dilution and adversely affect the prevailing market price of our common stock.

We have registered for resale a significant number of shares of common stock under equity lines of credit. Sales of a substantial number of our shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our shares. We cannot predict if and when the selling stockholder may sell such shares in the public markets. Furthermore, in the future, we may issue additional shares or other equity or debt securities convertible into shares. Any such issuance could result in substantial dilution to our existing stockholders and could cause our share price to decline.

The issuance of shares of common stock upon conversion of outstanding shares of Series F Preferred Stock will dilute all other stockholders.

As consideration for the Purchaser’s execution and delivery of the 2026 Purchase Agreement, the Company agreed to pay the Purchaser a commitment fee equal to 2% of the Commitment Amount, or $2,000,000, payable in 1,000,000 shares of Series F Preferred Stock with a stated value of $2.00 per share, or $2,000,000 in the aggregate, convertible into shares of Common Stock at a conversion price of $0.025 per share (currently 80,000,000 shares of Common Stock), subject to a beneficial ownership limitation of 4.99% (or 9.99% upon 61 days’ prior notice). In addition, the Series F Preferred Stock may not be converted until the earliest of (i) the 12-month anniversary of the effective date of the 2026 Purchase Agreement, (ii) the termination of the 2026 Purchase Agreement and (iii) the Company’s written consent. The issuance of shares of common stock upon conversion of outstanding shares of Series F Preferred Stock will dilute all other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2026, the Company issued an aggregate of 554,446 shares of its common stock upon the conversion of 3,850 shares of its Series B preferred stock and 4,500 shares of Series A preferred stock, with the Series A conversion including accrued dividends of approximately $223,000, in each case in accordance with the terms of the applicable Certificate of Designation. The issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

During the nine months ended September 30, 2026, the Company issued 1,142,480 shares of common stock pursuant to the ELOC. The issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

See “Note 10. NOTES PAYABLE - August 2025 Convertible Notes” to our condensed consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Item 6. Exhibits

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of March 7, 2025 by and among Fresh Vine Wine, Inc., Amaze Holdings, Inc., Amaze Software, Inc. (“Amaze”), the Stockholders of Amaze listed on Schedule I and signatory thereto, and Aaron Day, solely in his capacity as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2025)

3.1	Plan of Conversion (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 2022)

3.2	Articles of Incorporation of Fresh Vine Wine, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2021)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 2, 2023)

3.4	Amendment No. 1 to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on August 2, 2023)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 20, 2024)

3.6	Certificate of Designation of Preferences, Rights, and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 10, 2025)

3.7	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 13, 2025)

3.8	Amended and Restated Bylaws of Fresh Vine Wine, Inc. (effective as of March 24, 2025 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 13, 2025)

3.9	Certificate of Correction (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 9, 2025)

3.10	Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed April 9, 2025)

3.11	Certificate of Amendment to Articles of Incorporation effective June 12, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 13, 2025)

3.12	Amendment No. 1 to the Amended and Restated Bylaws of Amaze Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 9, 2026)

3.13	Certificate of Change of Amaze Holdings, Inc. effective July 27, 2026 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 15, 2026)

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series X Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 16, 2026)

3.15	Certificate of Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 16, 2026)

10.1	Amaze Holdings, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 17, 2026)

10.2	Letter of Intent, dated August 19, 2026, by and between Amaze Holdings, Inc. and C2 Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 20, 2026)

10.3	Securities Purchase Agreement dated as of October 15, 2026 by and between Amaze Holdings, Inc. and C/M Capital Master Fund, LP. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 16, 2026)

10.4	Registration Rights Agreement dated as of October 15, 2026 by and between Amaze Holdings, Inc. and C/M Capital Master Fund, LP. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 16, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAZE HOLDINGS, INC.

Date: November 13, 2026	By:	/s/ Joel Krutz
Joel Krutz
Interim Chief Executive Officer and Chief Financial Officer

